Form 10-Q
period 2024-03-31
Centuri Holdings, Inc.
filed 2024-05-08
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 001-42022
_________________________
Centuri Holdings, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	93-1817741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19820 North 7th Avenue, Suite 120, Phoenix, Arizona	85027
(Address of Principal Executive Offices)	(Zip Code)
(623) 582-1235
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	CTRI	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
As of April 30, 2024, the number of outstanding shares of Common Stock of the Registrant was 88,517,521.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast,” “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our belief that our cash and cash equivalents are managed by high credit quality financial institutions; our estimation of offering expenses, which impact the net proceeds from our IPO; our belief that our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for at least the next 12 months; our belief that these trends (specific trends listed in “Factors Affecting our Results of Operations”) represent a significant challenge for utilities, but also an opportunity for outsourced utility infrastructure services companies to build and maintain more efficient, sustainable infrastructure that can meet the energy needs of future generations; our belief that we have taken steps to secure delivery of a sufficient amount of equipment and do not anticipate any significant disruptions with respect to our fleet in the near-term; our belief that we are well positioned to serve the increased demand resulting from system integrity management programs to enhance safety pursuant to federal and state mandates; our belief that we are well positioned to support growing customer attention in achieving environmental objectives through infrastructure construction and maintenance; our belief that we are particularly well positioned to capture incremental demand in the offshore wind space given the rapid and continuing expansion of projects in our core geographies, as North America looks to renewable energy sources that can sustain all-time high grid demands; our belief that presentation of non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results; our belief that providing non-GAAP measures helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters; our expectation that the Separation-related costs will continue through at least fiscal year 2025; our expectation that we will continue to incur capital expenditures to meet anticipated needs for our services; our belief that the responsibility under a guarantee could exceed the amount recoverable from the subsidiary alone and could materially and adversely affect our consolidated financial condition, results of operations and cash flows; our belief that rising fuel, labor and material costs could continue to have, a negative effect on our results of operations; our belief that fluctuations in the price or availability of materials and equipment that we or our customers utilize could impact (positively or negatively, as applicable) costs to complete projects or result in the postponement of projects; our belief that rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operation; our belief that projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer project scheduling and duration, weather, and general economic conditions; results of bid work, differences between actual and originally expected outcomes of bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, our ability to successfully procure new work and impacts from work awarded or failing to be awarded work from significant customers, the mix of work awarded, the amount of work awarded to us following work stoppages or reduction; the results of productivity inefficiencies from regulatory requirements, customer supply chain challenges, or otherwise, delays in commissioning individual projects, the ability of management to successfully finance, close on and assimilate any acquired businesses, changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of natural gas and electricity; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; decisions of our customers as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; the need and availability of letters of credit, payment and performance bonds, or other security; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), political crises or other catastrophic events, such as the ongoing war in Ukraine; the Israel-Hamas War; the Israel-Iran War; adverse developments affecting specific financial institutions or the broader financial services industry, including liquidity shortages or bank failures; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by our debt agreements; the impact of credit rating actions and conditions in the capital markets on financing costs; changes in construction expenditures and financing; levels of or changes in operations and maintenance expenses; our ability to continue to remain within the ratios and other limits in our debt covenants, failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; our failure, or the failure of our agents or partners, to comply with laws; our ability to secure appropriate insurance, licenses or permits; new or changing legal requirements, including those relating to environmental, health, licensing and safety matters; the loss of one or more clients that account for a significant portion of our revenue; and asset impairments. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our IPO Prospectus.

Part I - Financial Information
Item 1. Financial Statements
Centuri Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share information)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$18,405	$33,407
Accounts receivable, net	279,406	335,196
Accounts receivable, related party, net	8,409	12,258
Contract assets	254,369	266,600
Contract assets, related party	3,461	3,208
Prepaid expenses and other current assets	48,951	32,258
Total current assets	613,001	682,927
Property and equipment, net	537,682	545,442
Intangible assets, net	361,911	369,048
Goodwill, net	373,646	375,892
Right-of-use assets under finance leases	41,089	43,525
Right-of-use assets under operating leases	117,827	118,448
Other assets	74,150	54,626
Total assets	$2,119,306	$2,189,908
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$42,770	$42,552
Current portion of finance lease liabilities	11,092	11,370
Current portion of operating lease liabilities	19,940	19,363
Accounts payable	114,613	116,583
Accrued expenses and other current liabilities	238,134	187,050
Contract liabilities	13,648	43,694
Total current liabilities	440,197	420,612
Long-term debt, net of current portion	1,021,318	1,031,174
Line of credit	125,229	77,121
Finance lease liabilities, net of current portion	21,670	24,334
Operating lease liabilities, net of current portion	104,110	105,215
Deferred income taxes	134,939	135,123
Other long-term liabilities	69,564	71,076
Total liabilities	1,917,027	1,864,655
Commitments and contingencies (Note 14)
Temporary equity:
Redeemable noncontrolling interests	4,511	99,262
Equity:
Common stock, $0.01 par value, 1,000 shares authorized, and 103.52 shares issued and outstanding	—	—
Additional paid-in capital	373,351	374,124
Accumulated other comprehensive loss	(6,568)	(4,025)
Accumulated deficit	(169,015)	(144,108)
Total equity	197,768	225,991
Total liabilities, temporary equity and equity	$2,119,306	$2,189,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Group, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per-share information)
(Unaudited)

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Revenue, net	$504,745	$624,489
Revenue, related party	23,278	28,804
Total revenue	528,023	653,293
Cost of revenue (including depreciation)	492,853	584,115
Cost of revenue, related party (including depreciation)	21,891	27,229
Total cost of revenue	514,744	611,344
Gross profit	13,279	41,949
Selling, general and administrative expenses	28,550	23,539
Amortization of intangible assets	6,668	6,667
Operating (loss) income	(21,939)	11,743
Interest expense, net	24,099	22,376
Other (income) expense, net	(32)	680
Loss before income tax benefit	(46,006)	(11,313)
Income tax benefit	(20,773)	(4,208)
Net loss	(25,233)	(7,105)
Net (loss) income attributable to noncontrolling interests	(175)	1,739
Net loss attributable to common stock	$(25,058)	$(8,844)

Loss per share attributable to common stock:
Basic	$(242,060)	$(85,433)
Diluted	$(242,060)	$(85,433)
Shares used in computing earnings per share:
Weighted average basic shares outstanding	0.1	0.1
Weighted average diluted shares outstanding	0.1	0.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Net loss	$(25,233)	$(7,105)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,543)	87
Other comprehensive (loss) income, net of tax	(2,543)	87
Comprehensive loss	(27,776)	(7,018)
Comprehensive (loss) income attributable to noncontrolling interests	(175)	1,739
Total comprehensive loss attributable to common stock	$(27,601)	$(8,757)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Net loss	$(25,233)	$(7,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27,651	31,203
Amortization of intangible assets	6,668	6,667
Amortization of debt issuance costs	1,318	1,260
Non-cash stock-based compensation expense	(588)	144
Gain on sale of equipment	(944)	(661)
Amortization of right-of-use assets	5,100	3,712
Deferred income taxes	(1,600)	(5,267)
Changes in assets and liabilities, net of non-cash transactions	(34,585)	21,925
Net cash (used in) provided by operating activities	(22,213)	51,878
Cash flows from investing activities:
Capital expenditures	(30,499)	(23,237)
Proceeds from sale of property and equipment	1,624	2,666
Net cash used in investing activities	(28,875)	(20,571)
Cash flows from financing activities:
Proceeds from line of credit borrowings	55,896	8,137
Payment of line of credit borrowings	(5,931)	(71,017)
Principal payments on long-term debt	(10,557)	(13,207)
Principal payments on finance lease liabilities	(2,914)	(3,056)
Redemption of redeemable noncontrolling interest	(37)	—
Other	(173)	(213)
Net cash provided by (used in) financing activities	36,284	(79,356)
Effects of foreign exchange translation	(198)	104
Net decrease in cash and cash equivalents	(15,002)	(47,945)
Cash and cash equivalents, beginning of period	33,407	63,966
Cash and cash equivalents, end of period	$18,405	$16,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per-share information)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount
Balances as of January 1, 2023	103.52	$—	$370,134	$(6,494)	$23,113	$386,753
Net loss	—	—	—	—	(8,844)	(8,844)
Stock-based compensation activity	—	—	(25)	—	(45)	(70)
Foreign currency translation adjustment	—	—	—	87	—	87
Capital contribution from related party	—	—	670	—	—	670
Noncontrolling interest revaluation	—	—	—	—	(5,832)	(5,832)
Balances as of April 2, 2023	103.52	$—	$370,779	$(6,407)	$8,392	$372,764

Balances as of December 31, 2023	103.52	$—	$374,124	$(4,025)	$(144,108)	$225,991
Net loss	—	—	—	—	(25,058)	(25,058)
Stock-based compensation activity	—	—	(912)	—	151	(761)
Foreign currency translation adjustment	—	—	—	(2,543)	—	(2,543)
Purchase of noncontrolling interest	—	—	4,187	—	—	4,187
Distribution to related party	—	—	(1,599)	—	—	(1,599)
Noncontrolling interest revaluation	—	—	(2,449)	—	—	(2,449)
Balances as of March 31, 2024	103.52	$—	$373,351	$(6,568)	$(169,015)	$197,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

1.Description of Business
Centuri Group, Inc. (together with its consolidated subsidiaries, the “Company” or “Centuri”) is a pure-play North American utility infrastructure services company that partners with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. The Company’s service offerings primarily consist of the modernization of utility infrastructure through the maintenance, retrofitting and installation of electric and natural gas distribution networks, building capacity to meet current and future demands and preparing systems for energy transition. The Company operates through a family of integrated companies working together across different geographies leading us to establish solid relationships and a strong reputation for a wide range of capabilities.

Centuri was formed as a wholly owned subsidiary of Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”), which is a publicly traded entity on the New York Stock Exchange.

Centuri Holdings, Inc. (“Holdings”) was incorporated in Delaware in June 2023 as a wholly owned subsidiary of Southwest Gas Holdings. Holdings was formed for the purpose of completing an initial public offering, facilitating the separation of Centuri from Southwest Gas Holdings and other related transactions (as described in “Note 15 – Subsequent Events”) in order to carry on the business of Centuri, the predecessor of Holdings for financial reporting purposes. As of March 31, 2024, and December 31, 2023, Southwest Gas Holdings owned 1,000 shares of Holdings common stock, representing 100% of the issued and outstanding shares of common stock of Holdings. On April 13, 2024, Holdings issued 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of Centuri (the “Separation”). Following the completion of the Separation, Centuri became a wholly owned subsidiary of Holdings, and all of Holdings’ operations are conducted through Centuri. On April 17, 2024, the registration statement related to the initial public offering of Holdings’ common stock was declared effective, and Holdings’ common stock began trading on the New York Stock Exchange under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024.

On April 22, 2024, the Centuri IPO was completed through the sale of 14,260,000 shares of Holdings common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 1,860,000 shares to cover over-allotments, at an initial public offering price of $21.00 per share. On the same day, Icahn Partners and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn, purchased 2,591,929 shares of Holdings’ common stock in a concurrent private placement at a price per share equal to the IPO price, for gross proceeds of approximately $54.4 million. The total net proceeds to Holdings from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18.0 million and estimated offering expenses payable by Holdings, were $329.3 million. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of Holdings common stock, or approximately 81.0% of the total outstanding shares of Holdings.

2.Basis of Presentation and Summary of Significant Accounting Policies
Interim Condensed Consolidated Financial Information
The unaudited condensed consolidated financial statements presented herein are the financial statements of Centuri, the predecessor of Holdings for financial reporting purposes. Holdings had no substantive operations as of March 31, 2024 or December 31, 2023. The unaudited condensed consolidated financial statements and footnotes were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2023, as included in Holdings’ final IPO prospectus (the “IPO Prospectus”) filed on April 18, 2024 with the SEC pursuant to rule 424(b)(4) under the Securities Act of 1933, as amended relating to Holdings’ Registration Statement on Form S-1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company have historically been subject to significant seasonal fluctuations.

As of and prior to December 31, 2023, the Company reported its results under two reportable segments. In January 2024, the Company appointed a new Chief Executive Officer who acts as the Company’s chief operating decision maker (“CODM”). Following the appointment of the Company’s new Chief Executive Officer, the Company underwent an internal personnel reorganization, causing the Company to re-evaluate its reportable segments based on the information reviewed by the new CODM. See “Note 4 — Segment Information” for additional details.

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months in the Company’s condensed consolidated financial statements relate to fiscal months rather than calendar months. The fiscal three month periods ended March 31, 2024 and April 2, 2023 each had 13 weeks.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this update will have on its disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update enhances income tax disclosure requirements. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this update will have on its disclosures.

In March 2024, the SEC issued the final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. Absent the stay and the result of pending legal challenges, these rules will require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, in registration statements and annual reports, when material. Disclosure requirements, absent the results of pending legal challenges, will begin phasing in with the annual reporting for the fiscal year ending 2027 based on Holdings’ current status as a non-accelerated filer. The Company is currently evaluating the impact the rules will have on its disclosures.

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Contract Type:
Master services agreements	$443,242	$547,606
Bid contracts	84,781	105,687
Total revenue	$528,023	$653,293

Unit-price contracts	$307,849	$328,527
Time and materials contracts	109,892	157,851
Fixed-price contracts	110,282	166,915
Total revenue	$528,023	$653,293

Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Current contract assets	$257,830	$269,808
Non-current contract assets	16,484	214
Contract assets, total	274,314	270,022
Contract liabilities	(13,648)	(43,694)
Net contract assets	$260,666	$226,328
Contract assets primarily consist of revenue earned on contracts in progress in excess of billings, which relates to the Company’s rights to consideration for work completed but not billed and/or approved at the reporting date as well as contract retention balances. Contract assets that are expected to be recognized more than one year from the financial statement date are included in other assets on the condensed consolidated balance sheets. Revenue earned on contracts in progress in excess of billings are transferred to accounts receivable when the rights become unconditional.
Total contract assets increased $4.3 million during the fiscal three months ended March 31, 2024 due primarily to timing of billings. Contract assets are recoverable from the Company’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of the Company’s time and materials (“T&M”) contract arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in revenue earned on contracts in progress in excess of billings and/or unbilled receivables being recorded as revenue is recognized in advance of billings. The lag in billing due to the aforementioned contractual provisions may create circumstances in which material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic or market conditions, could affect the Company’s ability to bill and subsequently collect amounts due. These changes may result in the need to record an estimate of the amount of loss from uncollectible receivables.

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The change in the contract liability balance of $30.0 million from December 31, 2023 to March 31, 2024 was due primarily to revenue recognized that was included in the balance as of December 31, 2023, after which time it became earned and the balance was ultimately realized.
The Company considers retention and unbilled amounts to customers to be conditional contract assets, as payment is contingent on the occurrence of a future event. Accounts receivable, net, includes only amounts that are unconditional in nature, which means only the passage of time remains and the Company has invoiced the customer. Similarly, contract liabilities include amounts billed in excess of revenue earned on contracts in progress related to fixed-price, unit-price and T&M contracts. In the event contract assets or contract liabilities are expected to be recognized more than one year from the financial statement date, the Company classifies those amounts as long-term contract assets or contract liabilities, included in other assets or other long-term liabilities, respectively, on the condensed consolidated balance sheets.
For contracts with an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or the related timing of revenue recognition.
As of March 31, 2024, the Company had 53 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 31, 2024 was $276.8 million. The Company expects to recognize the remaining performance obligations of these contracts over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Billed on completed contracts and contracts in progress	$285,896	$348,021
Other receivables	1,989	1,945
Accounts receivable, gross	287,885	349,966
Allowance for doubtful accounts	(70)	(2,512)
Accounts receivable, net	$287,815	$347,454
4.Segment Information
As of and prior to December 31, 2023, the Company reported its results under the following two reportable segments: Gas Utility Services and Electric Utility Services. In January 2024, the Company appointed a new Chief Executive Officer who acts as the Company’s CODM. Following the appointment of the Company’s new Chief Executive Officer, the Company underwent an internal personnel reorganization, causing the Company to re-evaluate its reportable segments based on the information reviewed by the new CODM. The Company determined that it was appropriate to re-align its reporting structure from the following two reportable segments: (i) Gas Utility Services; and (ii) Electric Utility Services, to the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). The U.S. Gas and Canadian Gas businesses have historically been part of the Gas Utility Services segment, and the Union Electric and Non-Union Electric businesses have historically been part of the Electric Utility Services segment. All prior year segment financial information has been recast to reflect the new segment structure.
U.S. Gas
U.S. Gas provides comprehensive services, including maintenance, repair and installation for local natural gas distribution utilities (“LDCs”) throughout the United States focused on the modernization of customers’ infrastructure. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, urban transmission and end-user infrastructure rather than large-scale, project-based, cross-country transmission. The Company is able to cater to the needs of its gas utility services customers by serving union and non-union markets.
Canadian Gas
Canadian Gas provides comprehensive services, including maintenance, repair and installation for LDCs focused on the modernization of customers’ infrastructure. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, urban transmission and end-user infrastructure rather than large-scale, project-based, cross-country transmission. Canadian Gas serves union markets.
Union Electric
Union Electric provides a comprehensive set of electric utility services encompassing maintenance, repair, upgrade and expansion services for urban transmission and local distribution infrastructure within union markets. The work is focused primarily on recurring local distribution and urban transmission services under master service agreements (“MSAs”) as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter.
Non-Union Electric
Non-Union Electric provides a comprehensive set of electric utility services encompassing maintenance, repair, upgrade and expansion services for urban transmission and local distribution infrastructure within non-union markets. The work is focused almost exclusively on recurring local distribution and urban transmission services under MSAs as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter.

Other
Other primarily consists of corporate and non-allocated costs, including corporate facility costs, non-allocated corporate salaries, benefits and incentive compensation. Other also includes certain industrial service activities that do not meet the criteria of a reportable segment.
Revenue and gross profit by segment was as follows (in thousands):

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Revenue:
U.S. Gas	$226,578	$259,337
Canadian Gas	34,648	39,303
Union Electric	163,851	205,669
Non-Union Electric	96,615	136,606
Other	6,331	12,378
Consolidated revenue, net	$528,023	$653,293

Gross profit:
U.S. Gas	$(3,976)	$3,366
Canadian Gas	5,545	4,476
Union Electric	11,369	15,209
Non-Union Electric	2,800	18,487
Other	(2,459)	411
Consolidated gross profit	$13,279	$41,949
Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
U.S. Gas	$11,586	$11,678
Canadian Gas	1,506	1,409
Union Electric	6,715	9,449
Non-Union Electric	6,604	7,425
Other	87	75
Consolidated depreciation expense (1)	$26,498	$30,036
(1)Depreciation expense within selling, general and administrative expense for each of the fiscal quarters ended March 31, 2024 and April 2, 2023 was $1.2 million and was excluded from the table above as it is not produced or utilized by management to evaluate segment performance.
Separate measures of the Company’s assets and cash flows, with the exception of capital expenditures, are not produced or utilized by management to evaluate segment performance.
Capital expenditures by segment were as follows (in thousands):

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
U.S. Gas	$14,278	$14,906
Canadian Gas	2,990	1,835
Union Electric	4,193	4,538
Non-Union Electric	4,697	530
Other	4,341	1,428
Consolidated capital expenditures	$30,499	$23,237

Foreign Operations
During the fiscal three months ended March 31, 2024 and April 2, 2023, the Company recorded revenue of $41.0 million and $51.7 million, respectively, in Canada, which comprised 8% of total revenue in each of the two periods.
5.Noncontrolling Interests
In connection with the acquisition of Linetec Services, LLC (“Linetec”) in November 2018, the previous owner initially retained a 20% equity interest in that entity, the reduction of which was subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective January 2022, the Company had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous owner and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption based on these provisions, reducing the noncontrolling interest to 15%, and in March 2023, agreed to a partial 5% redemption (of the then 15% remaining), reducing the noncontrolling interest to 10%. In March 2024, the parties entered into an agreement to redeem the remaining 10% equity interest for $92.0 million, which resulted in the Company owning all of the equity interest in Linetec as of March 31, 2024. The Company paid the $92.0 million in April, in accordance with the agreement. The impact of this transaction has been excluded from the Company’s condensed consolidated statement of cash flows for the first quarter of 2024 due to its non-cash nature during the period.

Furthermore, certain members of Riggs Distler & Company, Inc. (“Riggs Distler”) management have a noncontrolling interest in the parent company of Riggs Distler, Drum Parent LLC (formerly Drum Parent, Inc.) (“Drum”) which was 1.41% as of December 31, 2023. This noncontrolling interest is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. A portion of the redeemable noncontrolling interest was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%.

During the first quarter of 2024, the Company forgave all outstanding promissory notes and unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained the 0.47% portion of equity interest in Drum that had been funded through these notes. Additionally, during the first quarter of 2024, the Company reached agreement to purchase a 0.13% noncontrolling interest in Drum for $0.8 million, the majority of which was accrued in March 2024 and ultimately paid in April 2024. The impact of these accrued purchases has been excluded from the Company’s condensed consolidated statement of cash flows for the first quarter of 2024 due to their non-cash nature during the period. The remaining noncontrolling interest in Drum outstanding as of March 31, 2024 was 0.81%.

Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest increased by $0.2 million during the first fiscal quarter of 2024 to the value at which it was redeemed. The estimated redemption value of the Riggs Distler redeemable noncontrolling interest increased by $2.3 million during the first fiscal quarter of 2024.
Adjustments to the redemption values have historically impacted retained earnings, as reflected on the condensed consolidated statements of changes in equity. As the Company was in an accumulated deficit position prior to any redemption value adjustment for the first fiscal quarter of 2024, the redemption value adjustments in the quarter decreased the Company’s additional paid in capital.

The following table depicts changes to the balance of the redeemable noncontrolling interests (in thousands):

	Linetec Services, LLC	Drum Parent LLC	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	$91,979	$7,283	$99,262
Net (loss) income attributable to redeemable noncontrolling interests	(193)	18	(175)
Redemption value adjustment	193	2,256	2,449
Redeemable noncontrolling interests redeemed	(91,979)	(5,046)	(97,025)
Balance as of March 31, 2024	$-	$4,511	$4,511
6.Goodwill and Intangible Assets
During fiscal 2024, the Company changed its reporting units to align with changes in its organization structure, and as a result, the Company’s reporting units are the same as its reportable segments. Prior to and after the reporting unit restructure, the Company qualitatively assessed its reporting units for potential goodwill impairment, and with the exception of Riggs Distler (which was impaired in the fourth fiscal quarter of 2023), the results of the qualitative assessments did not indicate that it was more likely than not that the fair value of each reporting unit analyzed was less than the carrying value including goodwill, and no goodwill impairment was recognized.

Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Gas	Union Electric (1)	Non-Union Electric	Total
Balances as of December 31, 2023	$58,160	$93,911	$56,499	$167,322	$375,892
Effect of exchange rate changes	-	(2,246)	-	-	(2,246)
Balances as of March 31, 2024	$58,160	$91,665	$56,499	$167,322	$373,646
(1) Net of accumulated impairment of $391.1 million as of March 31, 2024 and December 31, 2023.
Goodwill and related accumulated impairment associated with reporting units that do not meet the quantitative thresholds for separate reporting were $10.8 million, resulting in a net carrying value of $0 as of March 31, 2024 and December 31, 2023.
Amortization expense for definite-lived intangible assets was $6.7 million for each of the fiscal three month periods ended March 31, 2024 and April 2, 2023.

7.Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Property and equipment, gross	$1,120,661	$1,118,202
Accumulated depreciation	(582,979)	(572,760)
Property and equipment, net	$537,682	$545,442
Depreciation expense was $27.7 million and $31.2 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively.
The Company recognized gains on the disposition of property and equipment of $0.9 million and $0.7 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued redemption of noncontrolling interests	$92,801	$—
Accrued compensation	58,927	92,205
Accrued expenses	50,181	55,186
Accrued insurance	23,777	21,794
Book overdrafts	8,141	13,300
Accrued taxes	3,345	3,590
Accrued interest	962	975
Accrued expenses and other current liabilities	$238,134	$187,050

9.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$125,229	$125,324	$77,121	$77,205
Term loans under loan facility	991,375	991,375	994,238	996,723
Total loan facility	1,116,604	1,116,699	1,071,359	1,073,928
Equipment loans:
2.30%, due May 2025	4,763	4,655	5,768	5,618
1.75%, due March 2027	6,654	6,256	7,193	6,740
1.75%, due March 2027	15,526	14,597	16,783	15,727
2.96%, due March 2027	15,441	14,760	16,667	15,903
3.27%, due March 2027	18,587	17,855	20,055	19,237
3.40%, due March 2027	9,304	8,948	10,037	9,641
3.51%, due March 2027	18,630	17,952	20,096	19,342
Total long-term debt	1,205,509	$1,201,722	1,167,958	$1,166,136
Current portion of long-term debt	(42,770)		(42,552)
Unamortized discount and debt issuance costs	(16,192)		(17,111)
Long-term debt, net of current portion	$1,146,547		$1,108,295
(1)Fair values as of March 31, 2024 and December 31, 2023 were determined using the Company’s credit rating.
On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility, which in addition to funding the Riggs Distler acquisition, refinanced the Company’s previous $590 million loan facility. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of March 31, 2024 totaled $2.0 billion. The credit agreement also contains a restriction on dividend payments with a calculated available amount generally defined as 50% of the Company’s rolling twelve-month consolidated net income adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, dividend payments, among other adjustments, as applicable. The term loan facility matures on August 27, 2028, and the revolving credit facility matures on August 27, 2026.
On May 31, 2023, the Company entered into an amendment to the amended and restated credit agreement to transition the interest rate benchmark for the term loan facility from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) benchmarks. The applicable margins for the term loan facility remained 1.50% for base rate loans and are 2.50% for SOFR loans. Furthermore, the Company’s Canadian entities may borrow under the revolving credit facility with interest rates based on either a “base rate” or the Canadian Dealer Offered Rate (“CDOR”) plus the applicable margin, at the borrower’s option. The weighted average interest rate on the term loan facility was 7.94% and 7.97% as of March 31, 2024 and December 31, 2023, respectively.
On November 4, 2022, November 13, 2023, and March 22, 2024, the Company amended the financial covenants of the revolving credit facility. Under the amended terms of the revolving credit facility, the Company is required to maintain a net leverage ratio of less than a maximum of 5.75 to 1.00 from January 1, 2024 through March 31, 2024, 6.00 to 1.00 from April 1, 2024 through June 30, 2024, 5.75 to 1.00 from July 1, 2024 through September 29, 2024, 5.00 to 1.00 from September 30, 2024 through December 29, 2024, and 4.00 to 1.00 thereafter. The amended terms of the revolving credit facility also provide that, in the event that a “Qualified IPO” (as defined therein) is consummated prior to March 31, 2025, the maximum net leverage ratio financial covenant will be reduced based on the amount of net proceeds received from such Qualified IPO. Under the amended terms of the revolving credit facility, the Company is required to maintain an interest coverage ratio of greater than a minimum of 2.00 to 1.00 from January 1, 2024 through December 29, 2024, and 2.50 to 1.00 thereafter. As of March 31, 2024, the Company was in compliance with all of the financial covenants under the revolving credit facility. The November 4, 2022 amendment to the amended and restated credit agreement increased a letter of credit sub-facility from $100 million to $125 million, and also transitioned the interest rate benchmark for the revolving credit facility from LIBOR to SOFR benchmarks. The applicable margin for the revolving credit facility now ranges from 1.0% to 2.5% for SOFR loans and from 0.0% to 1.5% for CDOR and “base rate” loans, depending on the Company’s net leverage ratio. The Company is also required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio. The weighted average interest rate on the revolving credit facility was 8.01% and 7.66% as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the Company had borrowings outstanding of $1.1 billion under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company. Accordingly, there was $201.5 million, net of outstanding letters of credit, available to the Company on the revolving line of credit as of March 31, 2024. The Company had $51.7 million and $48.6 million of unused letters of credit available as of March 31, 2024 and December 31, 2023, respectively. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of March 31, 2024 and December 31, 2023, there was $4.3 million and $4.2 million, respectively, recorded in other assets on the condensed consolidated balance sheets.
Debt issuance costs associated with the Company’s term loan are amortized over the term of the related debt, which approximates the effective interest method. As of March 31, 2024 and December 31, 2023, debt issuance costs of $16.2 million and $17.1 million, respectively, were recorded as a reduction to long-term debt on the condensed consolidated balance sheets.
Amortization expense related to debt issuance costs is recorded as a component of interest expense in the condensed consolidated statements of operations. During each of the first fiscal three month periods of 2024 and 2023, amortization of debt issuance costs was $1.3 million.
The Company currently has seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars. These term loans have prepayment penalties for the first three years of the agreements. The Company did not incur any prepayment penalties on any these equipment loans during the first fiscal three months of 2024 or 2023.
The fair value of the Company’s debt as of March 31, 2024 and December 31, 2023 was $1.2 billion. The fair value of the Company’s revolving credit facility is categorized as Level 1 based on the fair value hierarchy, due to the Company’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.
10.Leases
The Company has operating and finance leases for corporate and field offices, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 15 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. These variable payments are not probable of occurring under the Company’s current operating environment and have not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of March 31, 2024, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Three Months Ended
Lease cost	Classification	March 31, 2024	April 2, 2023
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$6,631	$4,772
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	2,112	1,592
Interest on lease liabilities	Interest expense, net	365	448
Total finance lease cost		2,477	2,040
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	21,260	28,437
Total lease cost		$30,368	$35,249
(1)Depreciation is included within cost of revenue in the accompanying condensed consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,569	$4,509
Operating cash flows from finance leases	365	448
Financing cash flows from finance leases	2,914	3,056
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,904	$17,929
Finance leases	—	1,001
Supplemental information related to leases was as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	7.19	7.45
Finance leases	3.47	3.64

Weighted average discount rate:
Operating leases	4.96%	4.88%
Finance leases	4.07%	4.02%
The following is a schedule of maturities of lease liabilities as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
Remainder of 2024	$19,461	$9,386
2025	22,905	10,233
2026	20,497	7,646
2027	19,061	5,756
2028	16,645	1,727
Thereafter	49,076	748
Total lease payments	147,645	35,496
Less: Amount of lease payments representing interest	(23,595)	(2,734)
Total	$124,050	$32,762

Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.
11.Income Taxes
The Company’s quarterly provision for income taxes was prepared using the effective annual tax rate adjusted to remove discrete items, as those items will impact the quarter in which those items were reflected. The Company’s effective tax rate for the fiscal three months ended March 31, 2024 and April 2, 2023 was 45.2% and 37.2%, respectively. The change in effective rates during each of the respective periods was primarily due to pre-tax income/loss differences by jurisdiction and for changes in permanent differences.
The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws. The Company maintains a valuation allowance on certain state net operating loss carryforwards. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not the deferred tax assets will be realized.

As of March 31, 2024 and December 31, 2023, the total amount of unrecognized tax benefits relating to uncertain tax positions was $0.5 million.

As of March 31, 2024, with certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal 2018. The Company is a party to a tax sharing agreement with Southwest Gas Holdings. The agreement outlines the method in which the Company calculates its income tax liability and the manner in which it either reimburses Southwest Gas Holdings for taxes owed or is reimbursed for credits and net operating losses used. See “Note 13 — Related Parties” for more information. Note that this tax sharing agreement was superseded by the tax matters agreement signed by Holdings and Southwest Gas Holdings on April 11, 2024. Refer to “Note 15 — Subsequent Events” for more information.

12.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow disclosures and non-cash investing activity, excluding lease activity (which is disclosed in “Note 10 — Leases”) (in thousands):

	March 31, 2024	April 2, 2023
Non-cash investing activities:
Accrued capital expenditures	$3,945	$4,011
Proceeds from sale of property and equipment in accounts receivable	599	441
As of March 31, 2024, the Company had accrued $92.8 million in connection with redemptions of noncontrolling interests at Linetec and Riggs Distler, the impact of which has been excluded from the Company’s condensed consolidated statement of cash flows for the first quarter of 2024 due to the non-cash nature of these transactions during the period. Refer to “Note 5 — Noncontrolling Interests” for additional details.
13.Related Parties
The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. Approximately $23.3 million (4%) and $28.8 million (4%) of the Company’s revenue for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively, was related to contracts with Southwest Gas Corporation. The Company recognized gross profit related to the Southwest Gas Corporation revenue of $1.4 million (11%) and $1.6 million (4%) for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively. As of March 31, 2024 and December 31, 2023, approximately $8.4 million (3%) and $12.3 million (4%), respectively, of the Company’s accounts receivable, and $3.5 million and $3.2 million, respectively, of contract assets were related to contracts with Southwest Gas Corporation. There were no significant related party contract liabilities as of March 31, 2024 or December 31, 2023 with Southwest Gas Corporation.
Additionally, certain costs incurred by Southwest Gas Holdings have been allocated to Centuri, which are settled in cash during the normal course of operations. For the fiscal three months ended March 31, 2024 and April 2, 2023, the Company recorded $0.4 million and $0.3 million of allocated costs, respectively. These costs are recorded within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

The Company is party to a tax sharing agreement with Southwest Gas Holdings. The agreement outlines the method in which the Company calculates its income tax liability and the manner in which it either reimburses Southwest Gas Holdings for taxes owed or is reimbursed for credits and net operating losses used. As of March 31, 2024 and December 31, 2023, there were no amounts due to or from Southwest Gas Holdings.

As discussed in “Note 15 — Subsequent Events,” the Company became party to a number of agreements with Southwest Gas Holdings on April 11, 2024 governing the relationship of the Company and Southwest Gas Holdings subsequent to the Separation and Centuri IPO.
In November 2021, certain members of Riggs Distler management acquired a 1.42% interest in Drum. See “Note 5 — Noncontrolling Interests” for more information. A portion of the redeemable noncontrolling interest acquired was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%. The promissory notes are payable by the noncontrolling interest holders upon certain triggering events, including, but not limited to, termination of employment or the redemption of any interest under the agreement. The promissory notes and related interest income are recorded in additional paid-in capital, a component of total equity, on the condensed consolidated balance sheets. During the first quarter of 2024, the Company forgave all outstanding promissory notes and unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained the 0.47% portion of equity interest in Drum that had been funded through these notes. Additionally, during the first quarter of 2024, the Company reached agreement to purchase a 0.13% noncontrolling interest in Drum for $0.8 million, the majority which was accrued in March 2024 and ultimately paid in April 2024. The impact of these accrued purchases has been excluded from the Company’s condensed consolidated statement of cash flows for the first quarter of 2024 due to their non-cash nature during the period. The remaining noncontrolling interest in Drum outstanding as of March 31, 2024 was 0.81%.

14.Commitments and Contingencies
Legal Proceedings
The Company is a named party in various legal proceedings arising from the normal course of business. Although the ultimate outcomes of active matters are currently unknown, the Company does not believe any liabilities resulting from these known matters will have a material effect on its financial position, results of operations or cash flows.
The Company maintains liability insurance for various risks associated with its operations. In connection with the liability insurance policies, the Company is responsible for an initial deductible or self-insured retention amount per occurrence, after which the insurance carriers would be responsible for amounts up to the policy limits.
Employment Agreements
The Company has employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change in control of the Company. Upon the occurrence of any of the defined events in the various employment agreements, the Company would be obligated to pay certain amounts to the related employees, which vary with the level of the employees’ respective responsibility.
Concentration of Credit Risk
The Company provides full-service utility services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than 10%. No customers accounted for more than 10% of revenue for the first fiscal three months of 2024 or 2023. One Union Electric customer had a combined accounts receivable and contract asset balance of $70.4 million and $84.3 million as of March 31, 2024 and December 31, 2023, respectively, which was approximately 13% and 14% of total accounts receivable and contract assets as of March 31, 2024 and December 31, 2023, respectively.
The Company primarily uses three financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of March 31, 2024. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of March 31, 2024, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of March 31, 2024, the estimated total amount of outstanding performance and payment bonds was approximately $561.3 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $203.7 million as of March 31, 2024.
Additionally, from time to time, the Company guarantees certain obligations and liabilities of its subsidiaries that may arise in connection with, among other things, contracts with customers, and equipment and real estate lease obligations. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. The Company is not aware of any claims under any guarantees that are material. The responsibility under a guarantee could exceed the amount recoverable from the subsidiary alone and could materially and adversely affect the Company’s consolidated financial condition, results of operations and cash flows.
15.Subsequent Events
Centuri IPO
On April 13, 2024, Holdings completed the Separation by issuing 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of Centuri. On April 17, 2024, the registration statement related to the Centuri IPO was declared effective, and Holdings’ common stock began trading on the New York Stock Exchange under the ticker “CTRI” on April 18, 2024. For more information about the Separation and Centuri IPO, see “Note 1 — Description of Business.”

Holdings primarily used the net proceeds from the Centuri IPO to pay down $156.0 million of Centuri’s debt under its revolving credit facility and $160.0 million of Centuri’s debt under its term loan facility, and plans to use the remaining proceeds for general corporate and working capital purposes. Centuri’s maximum net leverage ratio covenant under its revolving credit facility was reduced based on the net proceeds received from the Centuri IPO. Centuri continued to be in compliance with all of its covenants through the date of this filing.

Upon completion of the Centuri IPO, the Centuri Omnibus Incentive Plan became effective. Pursuant to this plan, a total of 190,476 restricted stock units with a fair value of approximately $4.0 million were granted to the Chief Executive Officer, and 41,424 restricted stock units with a fair value of approximately $1.0 million were granted to Holdings’ non-employee directors subsequent to the Centuri IPO but prior to the date of this filing. The grant to the Chief Executive Officer vests over three years, and the grants to the non-employee directors vest over a year. The cost of these restricted stock units will be recognized based on the grant-date fair value and number of shares that vest over the service period.

Agreements with Southwest Gas Holdings

In connection with the Separation and the Centuri IPO, Holdings entered into several agreements with Southwest Gas Holdings on April 11, 2024 governing the relationship of the two parties after the Separation and Centuri IPO. These agreements are summarized below and also discussed in more detail within the IPO Prospectus in the section entitled “The Separation Transactions.”

•Separation Agreement: Sets forth the agreements with Southwest Gas Holdings regarding the principal actions to be taken in connection with the Separation and govern, among other matters, (1) the allocation of assets and liabilities to Holdings and Southwest Gas Holdings (including Holdings’ indemnification obligations, for potentially uncapped amounts, for certain liabilities relating to Holdings’ business activities), (2) certain matters with respect to the Centuri IPO and subsequent disposition transactions by Southwest Gas Holdings, and (3) certain covenants, as described in the IPO Prospectus, regarding Southwest Gas Holdings’ right to designate members to Holdings’ Board, approve certain company actions, and receive information and access rights.
•Tax Matters Agreement: Sets forth responsibilities and obligations with respect to all tax matters, including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to Holdings’ business and taxes arising, under certain circumstances, in connection with the Separation and a distribution to Southwest Gas Holdings stockholders that is currently intended to be tax-free to Southwest Gas Holdings and its stockholders, if effected), tax attributes, tax contests and tax returns (including Holdings’ continued inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with Southwest Gas Holdings for applicable tax periods following the Separation, and Holdings’ continuing joint and several liability with Southwest Gas Holdings for such tax returns).
•Registration Rights Agreement: Grants to Southwest Gas Holdings certain registration rights with respect to the shares of Holdings’ common stock owned by Southwest Gas Holdings following the Centuri IPO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and corresponding notes of Centuri Group, Inc. (“Centuri”), and our final IPO prospectus (the “IPO Prospectus”) filed on April 18, 2024 with the U.S. Securities and Exchange Commission pursuant to rule 424(b)(4) under the Securities act of 1933, as amended relating to our Registration Statement on Form S-1. Unless the context otherwise requires, references to “we,” “is,” “our,” and “our company” refer to Centuri Holdings, Inc. and its consolidated subsidiaries. References to the condensed consolidated financial statements refer to the condensed consolidated financial statements of our subsidiary, Centuri, our predecessor for financial reporting purposes. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed within the IPO Prospectus, particularly in the section titled “Risk Factors.” Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and years throughout relate to fiscal months and years rather than calendar months and years. The first fiscal three months of 2024 and 2023 ended on March 31, 2024 and April 2, 2023, respectively, and each period had 13 weeks.
Overview
Company Overview

We are a leading, pure-play North American utility infrastructure services company that partners with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. We serve as long-term strategic partners to, and an extension of, North America’s electric, gas and combination utility providers, delivering a wide range of infrastructure solutions. Our service offerings primarily consist of the modernization of utility infrastructure through the maintenance, retrofitting and installation of electric and natural gas distribution networks, building capacity to meet current and future demands and preparing systems for energy transition. We also serve complementary, attractive and growing end markets such as renewable energy and 5G datacom. Our essential services enable our customers to enhance the safety, reliability and environmental sustainability of the electric and natural gas networks that consumers rely upon to meet their essential and evolving energy needs. Guided by our values and our unwavering commitment to serve as long-term partners to customers and communities, our employees enable our customers to safely and reliably deliver electricity and natural gas and achieve their goals for environmental sustainability.
Separation from Southwest Gas Holdings

We were incorporated in Delaware in June 2023 as a wholly owned subsidiary of Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”). We were formed for the purpose of completing an initial public offering, facilitating the separation of Centuri from Southwest Gas Holdings and other related transactions (as described in “Note 15 – Subsequent Events” to the condensed consolidated financial statements) in order to carry on the business of Centuri, our predecessor for financial reporting purposes. As of March 31, 2024, and December 31, 2023, Southwest Gas Holdings owned 1,000 shares of our common stock, representing 100% of the issued and outstanding shares of our common stock. On April 13, 2024, we issued 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of Centuri (the “Separation”). Following the completion of the Separation, Centuri became our wholly owned subsidiary, and all of our operations are conducted through Centuri. On April 17, 2024, the registration statement related to the initial public offering of our common stock was declared effective, and our common stock began trading on the New York Stock Exchange under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024.
On April 22, 2024, the Centuri IPO was completed through the sale of 14,260,000 shares of our common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 1,860,000 shares to cover over-allotments, at an initial public offering price of $21.00 per share. On the same day, Icahn Partners and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn, purchased 2,591,929 shares of our common stock in a concurrent private placement at a price per share equal to the IPO price, for gross proceeds of approximately $54.4 million. The total net proceeds to us from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18.0 million and estimated offering expenses payable by us, were $329.3 million. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of our common stock, or approximately 81.0% of the total outstanding shares of our common stock.
We are incurring certain costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the Separation-related costs to continue through at least fiscal year 2025. For additional information about the Separation, see “The Separation Transactions—The Separation” and “Certain Relationships and Related Person Transactions—Agreements between Southwest Gas Holdings and Our Company” within the IPO Prospectus. Additionally, see “Note 15 — Subsequent Events” to the Centuri condensed consolidated financial statements for a summary of agreements we entered into with Southwest Gas Holdings on April 11, 2024 governing our future relationship with Southwest Gas Holdings.
Segment Information

As of and prior to December 31, 2023, Centuri reported its results under the following two reportable segments: Gas Utility Services and Electric Utility Services. In January 2024, we appointed a new Chief Executive Officer who acts as our chief operating decision maker (“CODM”). Following the appointment of our new Chief Executive Officer, we underwent an internal personnel reorganization, causing us to re-evaluate our reportable segments based on the information reviewed by the new CODM. We determined that it was appropriate to re-align our reporting structure from the following two reportable segments: (i) Gas Utility Services; and (ii) Electric Utility Services, to the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). The U.S. Gas and Canadian Gas businesses have historically been part of our Gas Utility Services segment, and the Union Electric and Non-Union Electric businesses have historically been part of our Electric Utility Services segment. All prior year segment financial information has been recast to reflect the new segment structure.
Factors Affecting Our Results of Operations

Our financial results may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, regulatory or environmental influences, inflationary pressures, rising interest rates, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
Market Developments

North America relies on electric and natural gas delivery infrastructure to maintain its dynamic economy, but existing infrastructure is subject to degradation and is often decades old. Governments have increased regulatory stringency and enacted legislation to support the necessary infrastructure investments in the sector, aimed at preventing disruption, enhancing safety and readying to meet current and future demands. Additionally, labor market constraints and a changing utility workforce have led utilities to become increasingly reliant on external outsourced utility service providers, creating an overall growing market well positioned for consolidation. We believe these trends represent a significant challenge for utilities, but also an opportunity for outsourced utility infrastructure services companies to build and maintain more efficient, sustainable infrastructure that can meet the energy needs of future generations.
Rising fuel, labor and material costs have had, and could continue to have, a negative effect on our results of operations, to the extent we cannot pass these costs through to our customers. While we actively monitor economic, industry and market factors that could adversely impact our business, we cannot predict the effect that changes in such factors could have on our future results of operations, financial position and cash flows.
Generally, our contracts provide that the customer is responsible for supplying the materials for their projects. Fluctuations in the price or availability of materials and equipment that we or our customers utilize could impact (positively or negatively, as applicable) costs to complete projects or result in the postponement of projects. Although certain of our customers have experienced recent disruptions in their supply chain for certain project materials, most of our customers have generally been able to procure the necessary materials in a timely manner.

Our operations also depend on the availability of certain equipment to perform services. We believe we have taken steps to secure delivery of a sufficient amount of equipment and do not anticipate any significant disruptions with respect to our fleet in the near-term.
Demand for Services

The seasonal nature of the industry we serve affects demand for our services. In addition to weather conditions, capital expenditure and maintenance budgets of our customers, as well as the related timing of approvals and seasonal spending patterns, influence our contract revenue and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, and our customers’ capital resources, their financial performance, and their strategic plans. Other factors that may impact our customers and their capital expenditure budgets include new regulations or regulatory actions, merger or acquisition activity involving our customers and the physical maintenance needs of our customers’ infrastructure.
Fluctuations in market prices for oil, gas and other energy sources can impact demand for our services. Such fluctuations can affect the level of activity in energy generation projects as well as pipeline construction projects. The availability of transportation and transmission capacity can also impact demand for our services, including energy generation, electric grid and pipeline construction projects. These fluctuations, as well as the highly competitive nature of our industry, can result in changes in the levels of activity, project mix and moreover the profitability of the services we provide.
Utilities continue to implement or modify system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in multi-year utility system replacement programs throughout the U.S., and we believe that we are well positioned to serve the increased demand resulting from these programs.
Our services support customers’ environmental goals, such as reducing methane emissions from pipeline leaks through pipe repair and replacement, hardening electric infrastructure to prevent damage from storms or otherwise, and assisting gas and electric customers with their renewable and sustainable energy infrastructure initiatives. We believe that we are well positioned to support growing customer attention in achieving environmental objectives through infrastructure construction and maintenance. Additionally, our acquisition of Riggs Distler in 2021 positions us to benefit from the necessary development of onshore infrastructure to support offshore wind and power development. We believe we are particularly well positioned to capture incremental demand in the offshore wind space given the rapid and continuing expansion of projects in our core geographies, as North America looks to renewable energy sources that can sustain all-time high grid demands.
Project Variability
Margins for our projects may vary from period to period due to changes in the volume or type of work performed and the pricing structure of our projects. Additionally, factors such as site conditions, project location, labor shortages, weather events, environmental restrictions, regulatory delays, protests, political activity, legal challenges, or the performance of third parties may adversely impact our project performance.
In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can impact our results of operations.
Seasonality and Severe Weather Events
Generally, our revenue is lowest during the first quarter of the year due to less favorable winter weather and related working conditions. Revenue typically improves as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, we may be engaged to perform restoration activities related to above-ground utility infrastructure, which typically results in higher margins due to higher equipment utilization and the absorption of fixed costs. Alternatively, these severe weather events can also delay projects, negatively impacting our results of operations. Severe weather events and the related impacts to our performance and results are not solely within the control of management and cannot always be predicted or mitigated.

Inflation
Our operations are affected by increases in prices, whether caused by inflation, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been able to renegotiate some of our major contracts to address the increased costs on future work and will continue to address this with our customers going forward. Rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations.
Backlog
Backlog represents estimates of revenue to be realized under long-term master service agreements (“MSAs”) and bid agreements. Generally, customers are not contractually committed to specific volumes of work under MSAs, and MSAs may be terminated by either party upon notice. Revenue estimates for MSAs are based on historical customer trends. Projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected. Backlog as of March 31, 2024 and December 31, 2023 was approximately $4.8 billion and $5.1 billion, respectively.
Results of Operations
Our results of operations, on a consolidated basis and by segment, for the first fiscal three months of 2024 and 2023 are set forth below.
Consolidated Results

The following table summarizes our consolidated results of operations for the fiscal quarters ending March 31, 2024, and April 2, 2023 including as a percentage of revenue, as well as the dollar and percentage change between fiscal quarters.

	Fiscal Three Months Ended				Change
(dollars in thousands)	March 31, 2024		April 2, 2023		$	%
Revenue	$528,023	100.0%	$653,293	100.0%	$(125,270)	(19.2%)
Cost of revenue (including depreciation)	514,744	97.5%	611,344	93.6%	(96,600)	(15.8%)
Gross profit	13,279	2.5%	41,949	6.4%	(28,670)	(68.3%)
Selling, general and administrative expenses	28,550	5.4%	23,539	3.6%	5,011	21.3%
Amortization of intangible assets	6,668	1.3%	6,667	1.0%	1	—%
Operating loss (income)	(21,939)	(4.2%)	11,743	1.8%	(33,682)	(286.8%)
Interest expense, net	24,099	4.6%	22,376	3.4%	1,723	7.7%
Other (income) expense, net	(32)	(0.1%)	680	0.1%	(712)	(104.7%)
Loss before income tax benefit	(46,006)	(8.7%)	(11,313)	(1.7%)	(34,693)	306.7%
Income tax benefit	(20,773)	(3.9%)	(4,208)	(0.6%)	(16,565)	393.7%
Net loss	(25,233)	(4.8%)	(7,105)	(1.1%)	(18,128)	255.1%
Net (loss) income attributable to noncontrolling interests	(175)	(0.1%)	1,739	0.3%	(1,914)	(110.1%)
Net loss attributable to common stock	$(25,058)	(4.7%)	$(8,844)	(1.4%)	$(16,214)	183.3%
Revenue
The following table summarizes our revenue for the fiscal quarter by segment as well as the dollar and percentage change from the prior year fiscal quarter:

	Fiscal Three Months Ended				Change
(dollars in thousands)	March 31, 2024		April 2, 2023		$	%
U.S. Gas	$226,578	42.9%	$259,337	39.7%	$(32,759)	(12.6%)
Canadian Gas	34,648	6.6%	39,303	6.0%	(4,655)	(11.8%)
Union Electric	163,851	31.0%	205,669	31.5%	(41,818)	(20.3%)
Non-Union Electric	96,615	18.3%	136,606	20.9%	(39,991)	(29.3%)
Other	6,331	1.2%	12,378	1.9%	(6,047)	(48.9%)
Consolidated revenue, net	$528,023	100.0%	$653,293	100.0%	$(125,270)	(19.2%)
Revenue from our U.S. Gas segment decreased by $32.8 million, or 12.6%, in the first fiscal three months of 2024 compared to the same period in the prior year. This decrease was primarily due to unfavorable winter weather which drove a reduction in net volumes under existing customer MSAs and the timing of bid projects, as the prior year benefited from the commencement of a large project that has since been completed. Revenue from contracts with Southwest Gas Corporation totaled $23.3 million in the first fiscal three months of 2024 and $28.8 million in the same period in 2023.
Revenue from our Canadian Gas segment decreased by $4.7 million, or 11.8%, in the first fiscal three months of 2024 compared to the same period in the prior year. This decrease was primarily due to a reduction in net volumes under existing MSAs.
Revenue from our Union Electric segment decreased by $41.8 million, or 20.3%, in the first fiscal three months of 2024 compared to the same period in the prior year. This decrease was driven by a decline in offshore wind revenue of $12.6 million due to timing of project completion, as well as unfavorable winter weather conditions that led to a net reduction in volumes under other existing MSAs. Storm restoration services revenue for the Union Electric segment was $7.5 million for the first fiscal three months of 2024 compared to $8.3 million for the same period in 2023.
Revenue from our Non-Union Electric segment decreased by $40.0 million, or 29.3%, in the first fiscal three months of 2024 compared to the same period in the prior year. This decrease was primarily driven by a $20.4 million reduction in revenue from storm restoration services ($1.8 million for the first quarter of 2024 compared to $22.2 million for the same period in 2023), as well as a decrease in volumes under existing MSAs.
Other revenue decreased by $6.0 million, or 48.9%, in the first fiscal three months of 2024 compared to the same period in the prior year. This decrease was primarily due to the prior year including work on a large industrial construction project which was completed in 2023. Our industrial construction projects vary from period to period due to levels of project activity and mix of work.
Gross Profit
The following table summarizes our gross profit (loss) and gross margin for the fiscal quarter as well as the dollar and percentage change from the prior year fiscal quarter:

	Fiscal Three Months Ended				Change
(dollars in thousands)	March 31, 2024		April 2, 2023		$	%
U.S. Gas	$(3,976)	(1.8%)	$3,366	1.3%	$(7,342)	(218.1%)
Canadian Gas	5,545	16.0%	4,476	11.4%	1,069	23.9%
Union Electric	11,369	6.9%	15,209	7.4%	(3,840)	(25.2%)
Non-Union Electric	2,800	2.9%	18,487	13.5%	(15,687)	(84.9%)
Other	(2,459)	(38.8%)	411	3.3%	(2,870)	NM
Consolidated gross profit	$13,279	2.5%	$41,949	6.4%	$(28,670)	(68.3%)
NM — Percentage is not meaningful
Gross profit from our U.S. Gas segment decreased by $7.3 million in the first fiscal three months of 2024 compared to the same period in the prior year. As a percentage of revenue, gross profit (loss) decreased to (1.8%) in the current period from 1.3% in the prior period. Profitability was negatively affected by lower MSA volumes, unfavorable winter weather and the timing of bid projects.

Gross profit from our Canadian Gas segment increased by $1.1 million in the first fiscal three months of 2024 compared to the same period in the prior year. As a percentage of revenue, gross profit increased to 16.0% in the current period as compared to 11.4% in the prior period primarily due to favorable changes in mix of work.
Gross profit from our Union Electric segment decreased by $3.8 million in the first fiscal three months of 2024 compared to the same period in the prior year. As a percentage of revenue, gross profit decreased to 6.9% in the current period as compared to 7.4% in the prior period primarily due to changes in the mix of work, including less storm restoration services.
Gross profit from our Non-Union Electric segment decreased by $15.7 million in the first fiscal three months of 2024 compared to the same period in the prior year. As a percentage of revenue, gross profit decreased to 2.9% in the current period, compared to 13.5% in the prior period. Profitability was negatively affected by unfavorable changes in mix of work, including a reduction in storm restoration services revenue which typically generates a higher profit margin than core infrastructure services, and lower MSA volumes.
Selling, General and Administrative Expenses
Selling, general and administrative costs increased by $5.0 million, or 21.3%, in the first fiscal three months of 2024 compared to the same period in the prior year primarily due to an increase in strategic review costs and severance costs. The first fiscal three months of 2024 included $8.3 million in strategic review costs and severance costs, while the same period in the prior year included only $0.2 million in such costs.
Amortization of Intangible Assets
Amortization expense remained consistent in the first fiscal three months of 2024 compared to the same period in the prior year as there were no changes to our amortizable base of intangible assets.
Interest Expense, Net
The increase in interest expense, net in the first fiscal three months of 2024 compared to the same period in the prior year was primarily due to higher interest rates on outstanding variable-rate borrowings and higher borrowings on the Company’s revolving line of credit in the first quarter of 2024 compared to the first quarter of the prior year.
Other (Income) Expense, Net
Other (income) expense, net decreased by $0.7 million in the first fiscal three months of 2024 compared to the same period in the prior year.
Income Tax
The increase in income tax benefit in the first fiscal three months of 2024 compared to the same period in the prior year was primarily due to lower pre-tax income.
Non-GAAP Financial Measures
We prepare and present our financial statements in accordance with GAAP. However, management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Loss, all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters.
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) non-cash stock-based compensation expense, (ii) strategic review costs, and (iii) severance costs. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue.

Adjusted Net Loss is defined as net loss adjusted for (i) strategic review costs, (ii) severance costs, (iii) amortization of intangible assets, (iv) non-cash stock-based compensation expense, and (v) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods.
Using EBITDA as a performance measure has material limitations as compared to net loss, or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenue, depreciation and amortization are necessary elements of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income/loss in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis.
As to certain of the items related to Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Loss: (i) non-cash stock-based compensation expense varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) strategic review and related costs incurred in connection with the separation and stand up of Centuri as its own public company are non-recurring; and (iii) severance costs relate to non-recurring restructuring activities. Because EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Loss, as defined, exclude some, but not all, items that affect net loss, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net loss, and information reconciling the GAAP and non-GAAP financial measures, are set forth below.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
The following table presents reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Three Months Ended
(dollars in thousands)	March 31, 2024	April 2, 2023
Net loss	$(25,233)	$(7,105)
Interest expense, net	24,099	22,376
Income tax benefit	(20,773)	(4,208)
Depreciation expense	27,651	31,203
Amortization of intangible assets	6,668	6,667
EBITDA	12,412	48,933
Non-cash stock-based compensation	(588)	144
Strategic review costs	3,877	91
Severance costs	4,471	69
Adjusted EBITDA	$20,172	$49,237
Adjusted EBITDA Margin (% of revenue)	3.8%	7.5%
Adjusted Net Loss
The following table presents reconciliations of net loss to adjusted net loss for the specified periods:

	Fiscal Three Months Ended
(dollars in thousands)	March 31, 2024	April 2, 2023
Net loss	$(25,233)	$(7,105)
Strategic review costs	3,877	91
Severance costs	4,471	69
Amortization of intangible assets	6,668	6,667
Non-cash stock-based compensation	(588)	144
Income tax impact of adjustments(1)	(3,607)	(1,743)
Adjusted net loss	$(14,412)	$(1,877)
(1)Calculated based on a blended statutory tax rate of 25%.
Liquidity and Capital Resources
Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt.
As of March 31, 2024 and April 2, 2023, cash and cash equivalents were $18.4 million and $33.4 million, respectively. Historically, our primary sources of liquidity have been cash flows from operations and debt financing. As discussed in “Note 1 — Description of Business” and “Note 15 — Subsequent Events” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and “The Offering” within the IPO Prospectus, the Centuri IPO and concurrent private placement will lead to changes in our capital structure and sources of liquidity. As part of the Centuri IPO and concurrent private placement which closed on April 22, 2024, we received total net proceeds of $329.3 million in exchange for 16,851,929 shares of our common stock, with $316.0 million of the proceeds being used to pay down our existing debt. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for at least the next 12 months.
We evaluate our working capital requirements on a regular basis and regularly monitor financial markets and assess general economic conditions for possible impacts to our financial position. Our capital requirements may change to the extent we identify acquisition opportunities, if we experience difficulties collecting amounts due from customers, increase our working capital in connection with new or existing customer programs or repay certain credit facilities.
Cash Flows
The following table presents a summary of our cash flows:

	Fiscal Three Months Ended
(dollars in thousands)	March 31, 2024	April 2, 2023
Net cash (used in) provided by operating activities	$(22,213)	$51,878
Net cash used in investing activities	(28,875)	(20,571)
Net cash provided by (used in) financing activities	36,284	(79,356)
Operating Activities
Cash flows provided by operating activities are impacted by changes in the timing of demand for our services and related operating margins but can also be affected by working capital needs. Working capital is primarily affected by changes in accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, accrued expenses, contract liabilities, and income tax accounts, which are primarily related to changes in revenue and related costs of revenue. These working capital balances are affected by changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings and collections of receivables, as well as settlement of payables and other liabilities.
Net cash used in operating activities for the fiscal three months ended March 31, 2024 was $22.2 million, compared to $51.9 million net cash provided by operating activities for the fiscal three months ended April 2, 2023, representing a decrease in operating cash flow of $74.1 million, or 142.8%, due to decreased net income and the impact of working capital changes.
Investing Activities
Net cash used in investing activities was $28.9 million in the period ended March 31, 2024 compared to $20.6 million for April 2, 2023, an increase of $8.3 million due to timing of capital expenditures.
The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal three months ended March 31, 2024 and April 2, 2023, we had capital expenditures of $30.5 million and $23.2 million, respectively.
These items were partially offset by proceeds from the sale of property and equipment of $1.6 million and $2.7 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively.
Financing Activities
Net cash provided by financing activities increased by $115.6 million during the fiscal three months ended March 31, 2024 compared to the fiscal three months ended April 2, 2023 to fund the operating cash flow deficit and capital expenditures.
Foreign Operations
While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. For each of the fiscal three months ended March 31, 2024 and April 2, 2023, revenue from our Canadian operations was approximately 8% of total revenue. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.
Credit Facilities
Term Loan and Revolving Credit Facility
We have a senior secured revolving credit and term loan multi-currency facility. The line of credit portion comprises $400 million, and associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing as of August 27, 2021. The term loan facility expires on August 27, 2028, and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows us to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, certain of our direct and indirect subsidiaries, and all products, profits and proceeds of the foregoing. Assets securing the facility as of March 31, 2024 and December 31, 2023 totaled $2.0 billion and $2.1 billion, respectively. During the fiscal three months ended March 31, 2024, the maximum amount outstanding on the combined facility was $1.117 billion, at which point $991.4 million was outstanding on the term loan portion of the facility. As of March 31, 2024 and December 31, 2023, $125.2 million and $77.1 million, respectively, was outstanding on the revolving credit facility, in addition to $991.4 million and $994.2 million, respectively, that was outstanding on the term loan portion of the facility. Also as of March 31, 2024 and December 31, 2023, there was approximately $201.5 million and $246.5 million, respectively, net of outstanding letters of credit, available for borrowing under the line of credit. We had $51.7 million and $48.6 million of unused letters of credit available as of March 31, 2024 and December 31, 2023, respectively.
On March 22, 2024, we amended the financial covenants of the revolving credit facility (the “2024 Credit Facility Amendment”) to increase the maximum net leverage ratio. Under the terms of the amended revolving credit facility, we are required to maintain a net leverage ratio of less than a maximum of 5.75 to 1.00 from January 1, 2024 through March 31, 2024, 6.00 to 1.00 from April 1, 2024 through June 30, 2024, 5.75 to 1.00 from July 1, 2024 through September 29, 2024, 5.00 to 1.00 from September 30, 2024 through December 29, 2024, and 4.00 to 1.00 thereafter. In addition, the 2024 Credit Facility Amendment increased the adjusted maximum net leverage ratio financial covenants, which go into effect upon the closing of a Qualified IPO. The 2024 Credit Facility Amendment did not modify any terms of the term loan facility.

With the proceeds obtained from the Centuri IPO, we paid down $156.0 million of debt under our revolving credit facility and $160.0 million of debt under our term loan facility. Pursuant to the terms of our 2024 Credit Facility Amendment, completion of the Qualified IPO resulted in a change to the maximum net leverage ratio based on the amount of proceeds received. We are now required to maintain a net leverage ratio of less than a maximum of 5.00 to 1.00 from April 18, 2024 through June 30, 2024, 4.75 to 1.00 from July 1, 2024 through September 29, 2024, and 4.00 to 1.00 on September 30, 2024 and thereafter.
Equipment Term Loans
We currently have seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars. These term loans have prepayment penalties for the first three years of the agreements. We did not incur any prepayment penalties on any of our equipment loans during the first fiscal three months of 2024 or 2023.
Recently Issued Accounting Pronouncements
Refer to “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions. A summary of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the IPO Prospectus. We are required to make estimates and judgments in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the fiscal three month period ended March 31, 2024, there were no material changes in our critical accounting estimates or policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2024. Refer to “Quantitative and Qualitative Disclosures about Market Risk” within the IPO Prospectus for information on financial market risk related to changes in interest rates and currency exchange rates. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.
For a discussion of our concentration of credit risk, refer to “Note 14 — Commitments and Contingencies” to our condensed consolidated financial statements.
Item 4. Controls and Procedures
Disclosure controls and procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. William Fehrman, Chief Executive Officer, and Gregory Izenstark, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Fehrman and Izenstark concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2024 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For discussion regarding legal proceedings, please refer to “Note 14 — Commitments and Contingencies” in the accompanying notes to our condensed consolidated financial statements.
Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” included in the IPO Prospectus. As of the date of this filing, there have been no material changes to the risk factors previously described in the IPO Prospectus. The matters specifically identified are not the only risks and uncertainties facing our company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 22, 2024, the Centuri IPO was completed through the sale of 14,260,000 shares of our common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 1,860,000 shares to cover over-allotments, at an initial public offering price of $21.00 per share. On the same day, Icahn Partners and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn, purchased 2,591,929 shares of our common stock in a concurrent private placement at a price per share equal to the IPO price, for gross proceeds of approximately $54.4 million. The total net proceeds to us from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18.0 million and estimated offering expenses payable by us, were $329.3 million. UBS Investment Bank, BofA Securities and J.P. Morgan acted as joint lead book-running managers and as representatives of the underwriters for the Centuri IPO. The offering commenced on April 17, 2024 and did not terminate before all of the securities registered under the registration statement were sold.

We primarily used the net proceeds from the Centuri IPO to pay down $156.0 million of debt under our revolving credit facility and $160.0 million of debt under our term loan facility, and plans to use the remaining proceeds for general corporate and working capital purposes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 6, 2024, we adopted Amendment No. 10 Restating the Centuri Group, Inc. Executive Deferred Compensation Plan (the “Amended and Restated Plan”), which amends and restates Amendment No. 09 Restating the Centuri Group, Inc. Executive Deferred Compensation Plan (the “Prior Plan”). The Amended and Restated Plan is offered to a select group of management and highly compensated employees, including our named executive officers. Under the Amended and Restated Plan, participating employees are permitted to voluntarily defer receipt of up to 80% of base salary and up to 80% of other cash compensation. Employer matching contributions in the Amended and Restated Plan are equal to the first 5% of the salary compensation deferred by the employee. The plan also allows us, at our election, to credit participant accounts with discretionary contributions. Participants are 100% vested in salary deferrals, contributions, and all earnings. Participant accounts include a return based on the performance of the underlying investment options selected. Payments from the plan are designated at each annual enrollment period based on specified triggering events and are payable by lump sum or on an annual installment basis.
The Amended and Restated Plan amends the Prior Plan to, among other things, (i) remove the Centuri Group, Inc. Executive Long Term Incentive Plan Fund as an investment option and to terminate all investment allocations to such fund; and (ii) update certain governance provisions on account of the recent initial public offering of Holdings, including establishing the Executive Deferred Compensation Plan Committee to carry out various ministerial duties associated with administering and maintaining the Amended and Restated Plan.
The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants, and agreements contained in the Amended and Restated Plan, and is subject to and qualified in its entirety by reference to the full text of the Amended and Restated Plan, which is attached hereto as Exhibit 10.10 and incorporated by reference herein.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1*
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on April 19, 2024 (File no. 333-278834)).

3.2*
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on April 19, 2024 (File no. 333-278834)).

10.1†*
Form of Centuri Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on April 19, 2024 (File no. 333-278834)).

10.2†*
Form of Performance Stock Unit Award Agreement under the Centuri Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on April 19, 2024 (File no. 333-278834)).

10.3†*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Centuri Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on April 8, 2024 (File No. 333-278178)).

10.4†*
Form of Restricted Stock Unit Grant Agreement under the Centuri Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on April 8, 2024 (File No. 333-278178)).

10.5†*
Restricted Stock Unit Award Agreement with William J. Fehrman, dated as of April 19, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on April 19, 2024 (File no. 333-278834)).

10.6*
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of March 22, 2024, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed March 22, 2024 (File no. 333-278178)).

10.7†*
Employment Agreement with Gregory A. Izenstark, dated January 2, 2019 (as amended on September 27, 2021 and February 22, 2024) (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed March 22, 2024 (File no. 333-278178)).

10.8†*
Form of Centuri Group Inc. 2024 Long-Term Incentive Cash Award Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed March 22, 2024 (File no. 333-278178)).

10.9^	Separation Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.

10.10†	Amendment No. 10 Restating the Centuri Group, Inc. Executive Deferred Compensation Plan, amended and restated effective May 6, 2024

10.11	Tax Matters Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.

10.12	Registration Rights Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.

10.13†	Form of Indemnification Agreement by and between Centuri Holdings, Inc. and each of its directors and officers listed on Schedule A thereto.

10.14*
Common Stock Purchase Agreement, dated as of April 5, 2024, by and among Centuri Holdings, Inc., Icahn Partners LP and Icahn Partners Master Fund LP (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on April 8, 2024 (File No. 333-278178)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_________
*Incorporated by reference as indicated
^Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish a copy of any omitted schedule to the Commission upon its request.
†Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURI HOLDINGS, INC.

Date: May 8, 2024	By:	/s/ Gregory A. Izenstark
Gregory A. Izenstark
Chief Financial Officer (Principal Financial and Accounting Officer)