Form 10-Q
period 2024-06-30
Centuri Holdings, Inc.
filed 2024-08-06
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐   No ☒
As of July 31, 2024, the number of outstanding shares of Common Stock of the Registrant was 88,517,521.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast,” “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectation that there will not be a change in the information reviewed by the Company’s new chief operating decision maker; our belief that our cash and cash equivalents are managed by high credit quality financial institutions; our belief that our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for at least the next 12 months; our belief that these trends (specific trends listed in “Factors Affecting our Results of Operations”) represent a significant challenge for utilities, but also an opportunity for outsourced utility infrastructure services companies to build and maintain more efficient, sustainable infrastructure that can meet the energy needs of future generations; our belief that we have taken steps to secure delivery of a sufficient amount of equipment and do not anticipate any significant disruptions with respect to our fleet in the near-term; our belief that we are well positioned to serve the increased demand resulting from system integrity management programs to enhance safety pursuant to federal and state mandates; our belief that we are well positioned to support growing customer attention in achieving environmental objectives through infrastructure construction and maintenance; our belief that we are particularly well positioned to capture incremental demand in the offshore wind space given the rapid and continuing expansion of projects in our core geographies, as North America looks to renewable energy sources that can sustain all-time high grid demands; our belief that we will continue to renegotiate some of our major contracts to address the increased costs on future work; our belief that presentation of non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results; our belief that any liabilities resulting from any known legal matters, including the City of Chicago matter, will not have a material effect on the financial position, results of operations or cash flows; our belief that providing non-GAAP measures helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters; our expectation that the Separation-related costs will continue through at least fiscal year 2025; our expectation that we will continue to incur capital expenditures to meet anticipated needs for our services; our belief that the responsibility under a guarantee could exceed the amount recoverable from the subsidiary alone and could materially and adversely affect our consolidated financial condition, results of operations and cash flows; our belief that the timing of the recognition of remaining performance obligations of fixed-price contracts is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer; our belief that rising fuel, labor and material costs could continue to have, a negative effect on our results of operations; our belief that fluctuations in the price or availability of materials and equipment that we or our customers utilize could impact (positively or negatively, as applicable) costs to complete projects or result in the postponement of projects; our belief that changes in interest rates on our variable-rate debt could have a positive or negative effect on our business, financial condition and results of operation; our belief that projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things, customer project scheduling and duration, weather, and general economic conditions; results of bid work, differences between actual and originally expected outcomes of bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, our ability to successfully procure new work and impacts from work awarded or failing to be awarded work from significant customers, the mix of work awarded, the amount of work awarded to us following work stoppages or reduction; the results of productivity inefficiencies from regulatory requirements, customer supply chain challenges, or otherwise, delays in commissioning individual projects, the ability of management to successfully finance, close on and assimilate any acquired businesses, changes in our mix of customers, projects, contracts and business; regional or national and/or general economic conditions and demand for our services; price, volatility, and expectations of future prices of natural gas and electricity; increases in the costs to perform services caused by changing conditions; the termination, or expiration of existing agreements or contracts; decisions of our customers as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise; the budgetary spending patterns of customers; inflation and other increases in construction costs that we may be unable to pass through to our customers; cost or schedule overruns on fixed-price contracts; availability of qualified labor for specific projects; the need and availability of letters of credit, payment and performance bonds, or other security; costs we incur to support growth, whether organic or through acquisitions; the timing and volume of work under contract; losses experienced in our operations; the results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates; developments in governmental investigations and/or inquiries; intense competition in the industries in which we operate; failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs; failure of our partners, suppliers or subcontractors to perform their obligations; cyber-security breaches; failure to maintain safe worksites; risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), political crises or other catastrophic events, such as the ongoing war in Ukraine; the Israel-Hamas War; the ongoing turmoil in the Middle East; adverse developments affecting specific financial institutions or the broader financial services industry, including liquidity shortages or bank failures; client delays or defaults in making payments; the cost and availability of credit and restrictions imposed by our debt agreements; the impact of credit rating actions and conditions in the capital markets on financing costs; changes in construction expenditures and financing; levels of or changes in operations and maintenance expenses; our ability to continue to remain within the ratios and other limits in our debt covenants, failure to implement strategic and operational initiatives; risks or uncertainties associated with acquisitions, dispositions and investments; possible information technology interruptions or inability to protect intellectual property; our failure, or the failure of our agents or partners, to comply with laws; our ability to secure appropriate insurance, licenses or permits; new or changing legal requirements, including those relating to environmental, health, licensing and safety matters; the loss of one or more clients that account for a significant portion of our revenue; and asset impairments. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our IPO Prospectus.

Part I - Financial Information
Item 1. Financial Statements
Centuri Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share information)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30,919	$33,407
Accounts receivable, net	326,065	335,196
Accounts receivable, related party, net	12,170	12,258
Contract assets	286,794	266,600
Contract assets, related party	2,242	3,208
Prepaid expenses and other current assets	65,503	32,258
Total current assets	723,693	682,927
Property and equipment, net	533,927	545,442
Intangible assets, net	355,061	369,048
Goodwill, net	372,729	375,892
Right-of-use assets under finance leases	38,750	43,525
Right-of-use assets under operating leases	112,605	118,448
Other assets	84,855	54,626
Total assets	$2,221,620	$2,189,908
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$31,194	$42,552
Current portion of finance lease liabilities	10,572	11,370
Current portion of operating lease liabilities	19,634	19,363
Accounts payable	116,595	116,583
Accrued expenses and other current liabilities	158,362	187,050
Contract liabilities	17,177	43,694
Total current liabilities	353,534	420,612
Long-term debt, net of current portion	866,682	1,031,174
Line of credit	143,597	77,121
Finance lease liabilities, net of current portion	19,417	24,334
Operating lease liabilities, net of current portion	99,278	105,215
Deferred income taxes	134,760	135,123
Other long-term liabilities	69,949	71,076
Total liabilities	1,687,217	1,864,655
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable noncontrolling interests	3,969	99,262
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 88,517,521 shares issued and outstanding at June 30, 2024 and 1,000 shares issued and outstanding at December 31, 2023	885	—
Additional paid-in capital	694,427	374,124
Accumulated other comprehensive loss	(7,606)	(4,025)
Accumulated deficit	(157,272)	(144,108)
Total equity	530,434	225,991
Total liabilities, temporary equity and equity	$2,221,620	$2,189,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per-share information)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue	$643,394	$775,473	$1,148,139	$1,399,962
Revenue, related party	28,681	30,306	51,959	59,110
Total revenue, net	672,075	805,779	1,200,098	1,459,072
Cost of revenue (including depreciation)	585,755	688,569	1,078,608	1,272,684
Cost of revenue, related party (including depreciation)	25,816	27,238	47,707	54,467
Total cost of revenue	611,571	715,807	1,126,315	1,327,151
Gross profit	60,504	89,972	73,783	131,921
Selling, general and administrative expenses	20,698	30,100	49,248	53,639
Amortization of intangible assets	6,661	6,670	13,329	13,337
Operating income	33,145	53,202	11,206	64,945
Interest expense, net	22,629	24,525	46,728	46,901
Other income, net	(707)	(883)	(739)	(203)
Income (loss) before income taxes	11,223	29,560	(34,783)	18,247
Income tax (benefit) expense	(474)	11,033	(21,247)	6,825
Net income (loss)	11,697	18,527	(13,536)	11,422
Net income (loss) attributable to noncontrolling interests	10	1,381	(165)	3,120
Net income (loss) attributable to common stock	$11,687	$17,146	$(13,371)	$8,302

Income (loss) per share attributable to common stock:
Basic	$0.14	$0.24	$(0.17)	$0.12
Diluted	$0.14	$0.24	$(0.17)	$0.12
Shares used in computing earnings per share:
Weighted average basic shares outstanding	84,629	71,666	78,147	71,666
Weighted average diluted shares outstanding	84,636	71,666	78,147	71,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income (loss)	$11,697	$18,527	$(13,536)	$11,422
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,038)	2,043	(3,581)	2,130
Other comprehensive (loss) income, net of tax	(1,038)	2,043	(3,581)	2,130
Comprehensive income (loss)	10,659	20,570	(17,117)	13,552
Comprehensive income (loss) attributable to noncontrolling interests	10	1,381	(165)	3,120
Total comprehensive income (loss) attributable to common stock	$10,649	$19,189	$(16,952)	$10,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Fiscal Six Months Ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities:
Net (loss) income	$(13,536)	$11,422
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	55,375	61,393
Amortization of intangible assets	13,329	13,337
Amortization of debt issuance costs	2,585	2,519
Non-cash stock-based compensation expense	(508)	833
Gain on sale of equipment	(1,995)	(1,835)
Amortization of right-of-use assets	10,216	7,462
Deferred income taxes	(8,297)	2,093
Changes in assets and liabilities, net of non-cash transactions	(133,580)	(116,711)
Net cash used in operating activities	(76,411)	(19,487)
Cash flows from investing activities:
Capital expenditures	(53,154)	(53,752)
Proceeds from sale of property and equipment	4,250	4,606
Net cash used in investing activities	(48,904)	(49,146)
Cash flows from financing activities:
Proceeds from initial public offering and private placement, net of offering costs paid	330,343	—
Proceeds from line of credit borrowings	237,553	179,276
Payment of line of credit borrowings	(168,361)	(78,729)
Principal payments on long-term debt	(177,687)	(23,604)
Principal payments on finance lease liabilities	(5,771)	(6,074)
Redemption of redeemable noncontrolling interest	(92,838)	(39,894)
Other	(173)	(213)
Net cash provided by financing activities	123,066	30,762
Effects of foreign exchange translation	(239)	298
Net decrease in cash and cash equivalents	(2,488)	(37,573)
Cash and cash equivalents, beginning of period	33,407	63,966
Cash and cash equivalents, end of period	$30,919	$26,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share information)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount
Balances as of January 1, 2023	1,000	$—	$370,134	$(6,494)	$23,113	$386,753
Net loss	—	—	—	—	(8,844)	(8,844)
Stock-based compensation activity	—	—	(25)	—	(45)	(70)
Foreign currency translation adjustment	—	—	—	87	—	87
Capital contribution from related party	—	—	670	—	—	670
Noncontrolling interest revaluation	—	—	—	—	(5,832)	(5,832)
Balances at April 2, 2023	1,000	$—	$370,779	$(6,407)	$8,392	$372,764
Net income	—	—	—	—	17,146	17,146
Stock-based compensation activity	—	—	842	—	(153)	689
Foreign currency translation adjustment	—	—	—	2,043	—	2,043
Capital contribution from related party	—	—	669	—	—	669
Noncontrolling interest revaluation	—	—	—	—	(29,773)	(29,773)
Balances at July 2, 2023	1,000	$—	$372,290	$(4,364)	$(4,388)	$363,538

Balances as of December 31, 2023	1,000	$—	$374,124	$(4,025)	$(144,108)	$225,991
Net loss	—	—	—	—	(25,058)	(25,058)
Stock-based compensation activity	—	—	(912)	—	151	(761)
Foreign currency translation adjustment	—	—	—	(2,543)	—	(2,543)
Purchase of noncontrolling interest	—	—	4,187	—	—	4,187
Distribution to related party	—	—	(1,599)	—	—	(1,599)
Noncontrolling interest revaluation	—	—	(2,449)	—	—	(2,449)
Balances at March 31, 2024	1,000	$—	$373,351	$(6,568)	$(169,015)	$197,768
Net income	—	—	—	—	11,687	11,687
Stock-based compensation activity	—	—	24	—	56	80
Foreign currency translation adjustment	—	—	—	(1,038)	—	(1,038)
Issuance of shares as part of reorganization	71,664,592	717	(717)	—	—	—
Issuance of shares in initial public offering and private placement, net of offering costs	16,851,929	168	327,799	—	—	327,967
Distribution to related party	—	—	(6,582)	—	—	(6,582)
Noncontrolling interest revaluation	—	—	552	—	—	552
Balances at June 30, 2024	88,517,521	$885	$694,427	$(7,606)	$(157,272)	$530,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

1.Description of Business
Organization Structure

Centuri Holdings, Inc. (“Holdings” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company” or “Centuri”) was formed as a Delaware corporation in June 2023. Holdings was formed for the purpose of completing an initial public offering and facilitating the separation of Centuri Group, Inc. (the “Operating Company”) from Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”) in order to carry on the business of the Operating Company. From formation until April 13, 2024, Southwest Gas Holdings owned 1,000 shares of Holdings common stock, representing 100% of the issued and outstanding shares of common stock of Holdings.

The Operating Company was formed as a wholly owned subsidiary of Southwest Gas Holdings under the laws of the state of Nevada in October 2014 to consolidate and oversee the operations of several utility infrastructure services companies operating throughout North America. On April 13, 2024, Holdings issued 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of the Operating Company (“the Separation”). Following the completion of the Separation, the Operating Company became a wholly owned subsidiary of Holdings, and all of Holdings’ operations are conducted through the Operating Company. Prior to its acquisition of the Operating Company as part of the Separation, Holdings had nominal assets, liabilities, and operations.

As Holdings and the Operating Company were both wholly owned by Southwest Gas Holdings as of April 13, 2024, Holdings’ acquisition of the Operating Company as part of the Separation is treated as a reorganization of entities under common control that results in a change in reporting entity. The Operating Company has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the combination of Holdings and the Operating Company on April 13, 2024 have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 2, 2023 through July 2, 2023 and from January 1, 2024 through April 12, 2024 presented in the condensed consolidated financial statements and condensed notes to the financial statements herein represent the historical operations of the Operating Company. The amounts as of June 30, 2024 and for the period from April 13, 2024 reflect the consolidated operations of the Company. For calculation of earnings per share, shares outstanding for all periods prior to April 13, 2024 have been retrospectively adjusted to 71,665,592 to reflect the shares of the Company owned by Southwest Gas Holdings immediately after the combination on April 13, 2024 which resulted in the change in reporting entity. Outstanding shares presented on the Company’s condensed consolidated balance sheet and statement of changes in equity for historical periods have been presented as 1,000 to reflect the shares of Holdings that existed at the formation of Holdings.

Description of Operations

The Company is a pure-play North American utility infrastructure services company that partners with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. The Company’s service offerings primarily consist of the modernization of utility infrastructure through the maintenance, retrofitting and installation of electric and natural gas distribution networks, building capacity to meet current and future demands and preparing systems for the expected energy transition. The Company operates through a family of integrated companies working together across different geographies to establish solid customer relationships and a strong reputation for a wide range of capabilities.

Initial Public Offering

On April 17, 2024, the registration statement related to the initial public offering of Centuri’s common stock was declared effective, and Centuri’s common stock began trading on the New York Stock Exchange under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO was completed through the sale of 14,260,000 shares of Holdings common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 1,860,000 shares to cover over-allotments, at an initial public offering price of $21.00 per share. On the same day, Icahn Partners and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn, purchased 2,591,929 shares of Centuri’s common stock in a concurrent private placement at a price per share equal to the IPO price, for gross proceeds of approximately $54.4 million. The total final net proceeds to Centuri from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18.0 million and offering expenses payable by Centuri of $8.0 million, were $328.0 million. Offering expenses represent costs that were determined to be directly attributable to the Centuri IPO, and are recorded as a reduction in additional paid-in capital on the Company’s condensed consolidated balance sheet.

As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of Centuri common stock, or approximately 81% of the total outstanding shares of Centuri.

2.Basis of Presentation and Summary of Significant Accounting Policies
Interim Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements and footnotes were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2023, as included in the Company’s final IPO prospectus (the “IPO Prospectus”) filed on April 18, 2024 with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended relating to Centuri’s Registration Statement on Form S-1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company have historically been subject to significant seasonal fluctuations.

As of and prior to December 31, 2023, the Company reported its results under two reportable segments. In January 2024, the Company appointed a new Chief Executive Officer, who was determined by Centuri to be the Company’s chief operating decision maker (“CODM”). Following the appointment of the Company’s new Chief Executive Officer, the Company underwent an internal personnel reorganization, causing the Company to re-evaluate its reportable segments based on the information reviewed by the new CODM. See “Note 4 — Segment Information” for additional details.

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months in the Company’s condensed consolidated financial statements relate to fiscal months rather than calendar months. The fiscal six months period ended June 30, 2024 and July 2, 2023 each had 26 weeks, and the second fiscal quarters of 2024 and 2023 each had 13 weeks.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, and will be effective for interim reporting periods in the Company’s fiscal 2025, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this update will have on its disclosures.

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

In March 2024, the SEC issued the final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. Absent the stay and the result of pending legal challenges, these rules will require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, in registration statements and annual reports, when material. Disclosure requirements, absent the results of pending legal challenges, will begin phasing in with the annual reporting for the fiscal year ending 2027 based on Centuri’s current status as a non-accelerated filer. The Company is currently evaluating the impact the rules will have on its disclosures.

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Contract Type:
Master services agreements	$559,459	$650,723	$1,002,701	$1,198,329
Bid contracts	112,616	155,056	197,397	260,743
Total revenue	$672,075	$805,779	$1,200,098	$1,459,072

Unit-price contracts	$398,441	$422,575	$706,290	$751,102
Time and materials contracts	139,068	194,034	248,960	351,885
Fixed-price contracts	134,566	189,170	244,848	356,085
Total revenue	$672,075	$805,779	$1,200,098	$1,459,072
Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Current contract assets	$289,036	$269,808
Non-current contract assets	25,300	214
Contract assets, total	314,336	270,022
Contract liabilities	(17,177)	(43,694)
Net contract assets	$297,159	$226,328
Contract assets primarily consist of revenue earned on contracts in progress in excess of billings, which relates to the Company’s rights to consideration for work completed but not billed and/or approved at the reporting date as well as contract retention balances. Contract assets that are not expected to be invoiced and collected within a year of the financial statement date are included in other assets on the condensed consolidated balance sheets. Revenue earned on contracts in progress in excess of billings are transferred to accounts receivable when the rights become unconditional.

Total contract assets increased $44.3 million during the fiscal six months ended June 30, 2024 due primarily to timing of billings. Contract assets are recoverable from the Company’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of the Company’s time and materials (“T&M”) contract arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in revenue earned on contracts in progress in excess of billings and/or unbilled receivables being recorded as revenue is recognized in advance of billings. The lag in billing due to the aforementioned contractual provisions may create circumstances in which material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic or market conditions, could affect the Company’s ability to bill and subsequently collect amounts due. These changes may result in the need to record an estimate of the amount of loss from uncollectible receivables.

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The change in the contract liability balance of $26.5 million from December 31, 2023 to June 30, 2024 was primarily due to revenue recognized that was included in the balance as of December 31, 2023, after which time it became earned and the balance was ultimately realized.

The Company considers retention and unbilled amounts to customers to be conditional contract assets, as payment is contingent on the occurrence of a future event. Accounts receivable, net, includes only amounts that are unconditional in nature, which means only the passage of time remains and the Company has invoiced the customer. Similarly, contract liabilities include amounts billed in excess of revenue earned on contracts in progress related to fixed-price, unit-price and T&M contracts. In the event contract assets or contract liabilities are expected to be recognized more than one year from the financial statement date, the Company classifies those amounts as long-term contract assets or contract liabilities, included in other assets or other long-term liabilities, respectively, on the condensed consolidated balance sheets. Similarly, accounts receivable balances expected to be collected beyond one year are recorded as long-term within other assets.

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

As of June 30, 2024, the Company had 50 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 30, 2024 was $178.0 million. The Company expects to recognize the remaining performance obligations of these contracts over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Billed on completed contracts and contracts in progress	$335,704	$348,021
Other receivables	3,213	1,945
Accounts receivable, gross	338,917	349,966
Allowance for doubtful accounts	(682)	(2,512)
Accounts receivable, net	$338,235	$347,454

4.Segment Information
As of and prior to December 31, 2023, the Company reported its results under the following two reportable segments: Gas Utility Services and Electric Utility Services. In January 2024, the Company appointed a new Chief Executive Officer, who was determined by Centuri to be the Company’s CODM. Following the appointment of the Company’s new Chief Executive Officer, the Company underwent an internal personnel reorganization, causing the Company to re-evaluate its reportable segments based on the information reviewed by the new CODM. The Company determined that it was appropriate to re-align its reporting structure from the following two reportable segments: (i) Gas Utility Services; and (ii) Electric Utility Services, to the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). The U.S. Gas and Canadian Gas businesses have historically been part of the Gas Utility Services segment, and the Union Electric and Non-Union Electric businesses have historically been part of the Electric Utility Services segment. All prior year segment financial information has been recast to reflect the new segment structure. Effective July 31, 2024, the Company appointed a new interim Chief Executive Officer who now acts as the Company’s CODM. However, there has been no change in the information reviewed by the CODM and no changes are expected at this time.

U.S. Gas

U.S. Gas provides comprehensive services, including maintenance, repair and installation for local natural gas distribution utilities (“LDCs”) throughout the United States focused on the modernization of customers’ infrastructure. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, urban transmission and end-user infrastructure, rather than large-scale, project-based, cross-country transmission. The Company is able to cater to the needs of its gas utility services customers by serving union and non-union markets.

Canadian Gas

Canadian Gas provides comprehensive services, including maintenance, repair and installation for LDCs focused on the modernization of customers’ infrastructure. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, urban transmission and end-user infrastructure, rather than large-scale, project-based, cross-country transmission. Canadian Gas serves union markets.

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

Revenue and gross profit by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue:
U.S. Gas	$340,686	$391,882	$567,264	$651,219
Canadian Gas	40,990	48,084	75,638	87,387
Union Electric	164,211	218,225	328,062	423,894
Non-Union Electric	120,512	133,561	217,127	270,167
Other	5,676	14,027	12,007	26,405
Consolidated revenue	$672,075	$805,779	$1,200,098	$1,459,072

Gross profit:
U.S. Gas	$25,156	$44,040	$21,180	$47,406
Canadian Gas	9,358	7,574	14,903	12,050
Union Electric	12,079	17,097	23,448	32,306
Non-Union Electric	16,237	20,575	19,037	39,062
Other	(2,326)	686	(4,785)	1,097
Consolidated gross profit	$60,504	$89,972	$73,783	$131,921
Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
U.S. Gas	$11,366	$11,384	$22,952	$23,062
Canadian Gas	1,493	1,394	2,999	2,803
Union Electric	6,935	9,382	13,650	18,831
Non-Union Electric	6,622	6,779	13,226	14,204
Other	89	75	176	150
Consolidated depreciation expense (1)	$26,505	$29,014	$53,003	$59,050
(1)Depreciation expense within selling, general and administrative expense was approximately $1.2 million during both the fiscal three month periods ended June 30, 2024 and July 2, 2023, and $2.4 million and $2.3 million for the six months ended June 30, 2024 and July 2, 2023, respectively. This expense was excluded from the table above as it is not produced or utilized by management to evaluate segment performance.

Separate measures of the Company’s assets and cash flows, with the exception of capital expenditures, are not produced or utilized by management to evaluate segment performance.

Capital expenditures by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
U.S. Gas	$9,931	$14,824	$24,209	$29,730
Canadian Gas	2,292	2,324	5,282	4,159
Union Electric	7,544	10,280	11,737	14,818
Non-Union Electric	925	2,003	5,622	2,533
Other	1,963	1,084	6,304	2,512
Consolidated capital expenditures	$22,655	$30,515	$53,154	$53,752
Foreign Operations

The Company recorded revenue in Canada of approximately $46.7 million (7% of consolidated revenue) and $62.1 million (8%) during the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, and $87.6 million (7%) and $113.8 million (8%) for the six months ended June 30, 2024 and July 2, 2023, respectively.

5.Per Share Information
The Company computes earnings per share using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

As discussed in “Note 1 — Description of Business”, shares outstanding for all periods before April 13, 2024 have been retrospectively restated to be 71,665,592, reflecting the shares issued as part of the combination of Holdings and the Operating Company plus the 1,000 Holdings shares that were issued to Southwest Gas Holdings upon formation.

The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Amounts attributable to common stock:
Net income (loss) attributable to common stock	$11,687	$17,146	$(13,371)	$8,302

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	84,629	71,666	78,147	71,666
Weighted average dilutive securities	7	—	—	—
Weighted average shares outstanding for diluted earnings per share attributable to common stock	84,636	71,666	78,147	71,666

6.Noncontrolling Interests
In connection with the acquisition of Linetec Services, LLC (“Linetec”) in November 2018, the previous owner initially retained a 20% equity interest in that entity, the reduction of which was subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective January 2022, the Company had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous owner and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption based on these provisions, reducing the noncontrolling interest to 15%, and in March 2023, agreed to a partial 5% redemption (of the then 15% remaining), reducing the noncontrolling interest to 10%. In March 2024, the parties entered into an agreement to redeem the remaining 10% equity interest for $92.0 million, which resulted in the Company owning all of the equity interest in Linetec. The Company paid the $92.0 million in April, in accordance with the agreement.

Furthermore, certain members of Riggs Distler & Company, Inc. (“Riggs Distler”) management have a noncontrolling interest in the parent company of Riggs Distler, Drum Parent LLC (formerly Drum Parent, Inc.) (“Drum”), which was 1.41% as of December 31, 2023. This noncontrolling interest is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. A portion of the redeemable noncontrolling interest was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%.

During the first quarter of 2024, the Company redeemed various Drum units in satisfaction of all outstanding promissory notes and forgave unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained the 0.47% portion of equity interest in Drum that had been funded through these notes. Additionally, during the first quarter of 2024, the Company reached an agreement to purchase a 0.13% noncontrolling interest in Drum for $0.8 million. The remaining noncontrolling interest in Drum outstanding as of June 30, 2024 was 0.81%.

Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest increased by $0.2 million during the first fiscal quarter of 2024 to the value at which it was redeemed. The estimated redemption value of the Riggs Distler redeemable noncontrolling interest increased by $1.7 million during the fiscal six months period ended June 30, 2024.

Adjustments to the redemption values have historically impacted retained earnings, as reflected on the condensed consolidated statements of changes in equity. As the Company was in an accumulated deficit position prior to any redemption value adjustment during the first fiscal six months of 2024, the redemption value adjustments during this period decreased the Company’s additional paid in capital.

The following table depicts changes to the balance of the redeemable noncontrolling interests (in thousands):

	Linetec Services, LLC	Drum Parent LLC	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	$91,979	$7,283	$99,262
Net (loss) income attributable to redeemable noncontrolling interests	(193)	28	(165)
Redemption value adjustment	193	1,704	1,897
Redeemable noncontrolling interests redeemed	(91,979)	(5,046)	(97,025)
Balance as of June 30, 2024	$-	$3,969	$3,969

7.Goodwill and Intangible Assets
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

Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Gas	Union Electric (1)	Non-Union Electric	Total
Balances as of December 31, 2023	$58,160	$93,911	$56,499	$167,322	$375,892
Effect of exchange rate changes	-	(3,163)	-	-	(3,163)
Balances as of June 30, 2024	$58,160	$90,748	$56,499	$167,322	$372,729
(1) Net of accumulated impairment of $391.1 million as of June 30, 2024 and December 31, 2023.

Goodwill and related accumulated impairment associated with reporting units that do not meet the quantitative thresholds for separate reporting were $10.8 million, resulting in a net carrying value of $0 as of June 30, 2024 and December 31, 2023.

8.Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Property and equipment, gross	$1,130,053	$1,118,202
Accumulated depreciation	(596,126)	(572,760)
Property and equipment, net	$533,927	$545,442

9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$69,005	$92,205
Other accrued expenses	56,769	59,751
Accrued insurance	22,743	21,794
Book overdrafts	9,845	13,300
Accrued expenses and other current liabilities	$158,362	$187,050

10.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$143,597	$143,711	$77,121	$77,205
Term loans under loan facility	831,375	831,375	994,238	996,723
Total loan facility	974,972	975,086	1,071,359	1,073,928
Equipment loans:
2.30%, due May 2025	4,091	4,011	5,768	5,618
1.75%, due March 2027	6,113	5,768	7,193	6,740
1.75%, due March 2027	14,263	13,459	16,783	15,727
2.96%, due March 2027	14,206	13,604	16,667	15,903
3.27%, due March 2027	17,139	16,495	20,055	19,237
3.40%, due March 2027	8,811	8,471	10,037	9,641
3.51%, due March 2027	17,151	16,551	20,096	19,342
Total long-term debt	1,056,746	$1,053,445	1,167,958	$1,166,136
Current portion of long-term debt	(31,194)		(42,552)
Unamortized discount and debt issuance costs	(15,273)		(17,111)
Long-term debt, net of current portion	$1,010,279		$1,108,295
(1)Fair values as of June 30, 2024 and December 31, 2023 were determined using the Company’s credit rating.

On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility, which in addition to funding the Riggs Distler acquisition, refinanced the Company’s previous $590 million loan facility. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of June 30, 2024 totaled $2.1 billion. The credit agreement also contains a restriction on dividend payments with a calculated available amount generally defined as 50% of the Company’s rolling twelve-month consolidated net income adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable. The term loan facility matures on August 27, 2028, and the revolving credit facility matures on August 27, 2026.

On May 31, 2023, the Company entered into an amendment to the amended and restated credit agreement to transition the interest rate benchmark for the term loan facility from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) benchmarks. The applicable margins for the term loan facility remained 1.50% for base rate loans and are 2.50% for SOFR loans. Furthermore, the Company’s Canadian entities may borrow under the revolving credit facility with interest rates based on either a “base rate” or the Canadian Overnight Repo Rate Average (“CORRA”) plus the applicable margin, at the borrower’s option. The weighted average interest rate on the term loan facility was 7.96% and 7.97% as of June 30, 2024 and December 31, 2023, respectively.

On November 4, 2022, November 13, 2023, and March 22, 2024, the Company amended the financial covenants of the revolving credit facility. Under the amended terms of the revolving credit facility, the Company is required to maintain a net leverage ratio of less than a maximum of 5.75 to 1.00 from January 1, 2024 through March 31, 2024, 6.00 to 1.00 from April 1, 2024 through June 30, 2024, 5.75 to 1.00 from July 1, 2024 through September 29, 2024, 5.00 to 1.00 from September 30, 2024 through December 29, 2024, and 4.00 to 1.00 thereafter. The amended terms of the revolving credit facility also provide that, in the event that a “Qualified IPO” (as defined therein) is consummated prior to March 31, 2025, the maximum net leverage ratio financial covenant will be reduced based on the amount of net proceeds received from such Qualified IPO. Pursuant to these terms, the completion of the Qualified IPO resulted in a change to the maximum net leverage ratio. Based on the amount of proceeds received, the Company is now required to maintain a net leverage ratio of less than a maximum of 5.00 to 1.00 from April 18, 2024 through June 30, 2024, 4.75 to 1.00 from July 1, 2024 through September 29, 2024, and 4.00 to 1.00 on September 30, 2024 and thereafter. Under the amended terms of the revolving credit facility, the Company is also required to maintain an interest coverage ratio of greater than a minimum of 2.00 to 1.00 from January 1, 2024 through December 29, 2024, and 2.50 to 1.00 thereafter. As of June 30, 2024, the Company was in compliance with all of the financial covenants under the revolving credit facility. The November 4, 2022 amendment to the amended and restated credit agreement increased a letter of credit sub-facility from $100 million to $125 million, and also transitioned the interest rate benchmark for the revolving credit facility from LIBOR to SOFR benchmarks. On May 13, 2024, the Company also amended its revolving credit facility to transition from Canadian Dollar Offered Rate benchmarks to CORRA benchmarks for Canadian dollar borrowing under its revolving credit facility. The applicable margin for the revolving credit facility now ranges from 1.0% to 2.5% for SOFR loans and from 0.0% to 1.5% for CORRA and “base rate” loans, depending on the Company’s net leverage ratio. The Company is also required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio. The weighted average interest rate on the revolving credit facility was 7.71% and 7.66% as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the Company had borrowings outstanding of $1.0 billion and $1.1 billion, respectively, under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $195.7 million, net of outstanding letters of credit, of unused capacity on the revolving line of credit as of June 30, 2024. The Company had $64.3 million and $48.6 million of unused letters of credit available as of June 30, 2024 and December 31, 2023, respectively. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of June 30, 2024 and December 31, 2023, there was $3.9 million and $4.2 million, respectively, in debt issuance costs recorded in other assets on the condensed consolidated balance sheets.

As of June 30, 2024, the Company had $54.8 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan are amortized over the term of the related debt, which approximates the effective interest method. As of June 30, 2024 and December 31, 2023, debt issuance costs of $15.3 million and $17.1 million, respectively, were recorded as a reduction to long-term debt on the condensed consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the condensed consolidated statements of operations. During each of fiscal three month periods ended June 30, 2024 and July 2, 2023, amortization of debt issuance costs was $1.3 million. During the fiscal six month periods ended June 30, 2024 and July 2, 2023, amortization of debt issuance costs was $2.6 million and $2.5 million, respectively.

The Company currently has seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars. These term loans have prepayment penalties for the first three years of the agreements. The Company did not incur any prepayment penalties on any of these equipment loans during the first fiscal six months of 2024 or 2023.

The fair value of the Company’s debt as of June 30, 2024 and December 31, 2023 was $1.1 billion and $1.2 billion, respectively. The fair value of the Company’s revolving credit facility is categorized as Level 1 based on the fair value hierarchy, due to the Company’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

With the proceeds obtained from the Centuri IPO, the Company paid down $156.0 million of debt under its revolving credit facility and $160.0 million of debt under its term loan facility on April 22, 2024. As of June 30, 2024, future principal payments required to be made on existing debt obligations (excluding finance lease obligations, which are discussed in “Note 11 — Leases”) are set forth in the table below (in thousands):

Remainder of 2024	$16,276
2025	29,554
2026	172,248
2027	7,293
2028	831,375
Total	$1,056,746
No principal payments are due after 2028.
11.Leases
The Company has operating and finance leases for corporate and field offices, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 14 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of June 30, 2024, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Three Months Ended		Fiscal Six Months Ended
Lease cost	Classification	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$6,618	$5,285	$13,249	$10,057
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	2,172	2,081	4,284	3,673
Interest on lease liabilities	Interest expense, net	340	430	705	878
Total finance lease cost		2,512	2,511	4,989	4,551
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	25,030	31,151	46,290	59,588
Total lease cost		$34,160	$38,947	$64,528	$74,196
(1)Depreciation is included within cost of revenue in the accompanying condensed consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Six Months Ended
	June 30, 2024	July 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,098	$9,133
Operating cash flows from finance leases	705	878
Financing cash flows from finance leases	5,771	6,074
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,321	$33,634
Finance leases	124	1,394
Supplemental information related to leases was as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	7.02	7.45
Finance leases	3.31	3.64

Weighted average discount rate:
Operating leases	5.02%	4.88%
Finance leases	4.14%	4.02%
The following is a schedule of maturities of lease liabilities as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
Remainder of 2024	$13,133	$6,174
2025	23,093	10,259
2026	20,598	7,672
2027	18,963	5,782
2028	16,529	1,778
Thereafter	48,756	747
Total lease payments	141,072	32,412
Less: Amount of lease payments representing interest	(22,160)	(2,423)
Total	$118,912	$29,989

Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.

12.Income Taxes
The Company’s quarterly provision for income taxes was prepared using the effective annual tax rate adjusted to remove discrete items, as those items will impact the quarter in which those items were reflected. The Company’s effective tax rate for the fiscal three months ended June 30, 2024 and July 2, 2023 were (4.2%) and 37.3%, respectively, and for the fiscal six months ended June 30, 2024 and July 2, 2023 were 61.1% and 37.4%, respectively. The effective tax rate in the current periods is being substantially impacted by the disproportionate amount of non-deductible expenses in relation to income before income taxes. Additionally, differences in pre-tax income/loss by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

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

As of June 30, 2024 and December 31, 2023, the total amount of unrecognized tax benefits relating to uncertain tax positions was $0.5 million.

As of June 30, 2024, with certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal 2018. As discussed in “Note 14 — Related Parties”, the Company is a party to a tax matters agreement with Southwest Gas Holdings. The agreement outlines the method in which the Company calculates its income tax liability and the manner in which it either reimburses Southwest Gas Holdings for taxes owed or is reimbursed for credits and net operating losses used.

13.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow disclosures and non-cash investing activity, excluding lease activity (which is disclosed in “Note 11 — Leases”) (in thousands):

	June 30, 2024	July 2, 2023
Non-cash investing activities:
Accrued capital expenditures	$4,388	$6,922
Proceeds from sale of property and equipment in accounts receivable	317	921
Unpaid offering costs incurred as part of the Centuri IPO were $2.4 million as of June 30, 2024, with $2.1 million of these costs owed as reimbursement to Southwest Gas Holdings for third-party costs incurred by the parent company as part of the Centuri IPO. There were no unpaid offering costs as of July 2, 2023.

14.Related Parties
The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. The following table represents the Company’s revenue in dollars and as a percentage of total revenue as well as gross profit in dollars and as a percentage of total gross profit relating to contracts with Southwest Gas Corporation (in thousands):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	June 30, 2024		July 2, 2023		June 30, 2024		July 2, 2023
Revenue	$28,681	4%	$30,306	4%	$51,959	4%	$59,110	4%
Gross Profit	$2,865	5%	$3,068	3%	$4,252	6%	$4,643	4%

As of June 30, 2024 and December 31, 2023, approximately $12.2 million (4%) and $12.3 million (4%), respectively, of the Company’s accounts receivable, and $2.2 million and $3.2 million, respectively, of contract assets were related to contracts with Southwest Gas Corporation. There were no significant related party contract liabilities as of June 30, 2024 or December 31, 2023 with Southwest Gas Corporation.

Additionally, certain costs incurred by Southwest Gas Holdings have been allocated to Centuri, which are settled in cash during the normal course of operations. The Company recorded allocated costs of $0.1 million and $0.5 million, for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, and $0.5 million and $0.8 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively. These costs are recorded within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

In connection with the Separation and the Centuri IPO, Holdings entered into several agreements with Southwest Gas Holdings on April 11, 2024, governing the relationship of the two parties after the Separation and Centuri IPO. These agreements are summarized below and also discussed in more detail within the IPO Prospectus in the section entitled “The Separation Transactions.”

•Separation Agreement: Sets forth the agreements with Southwest Gas Holdings regarding the principal actions to be taken in connection with the Separation and govern, among other matters, (1) the allocation of assets and liabilities to Centuri and Southwest Gas Holdings (including Centuri’s indemnification obligations, for potentially uncapped amounts, for certain liabilities relating to Centuri’s business activities), (2) certain matters with respect to the Centuri IPO and subsequent disposition transactions by Southwest Gas Holdings, and (3) certain covenants, as described in the IPO Prospectus, regarding Southwest Gas Holdings’ right to designate members to Centuri’s Board, approve certain Company actions, and receive information and access rights.
•Tax Matters Agreement: Sets forth responsibilities and obligations with respect to all tax matters, including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to Holdings’ business and taxes arising, under certain circumstances, in connection with the Separation and a distribution to Southwest Gas Holdings stockholders that is currently intended to be tax-free to Southwest Gas Holdings and its stockholders, if effected), tax attributes, tax contests and tax returns (including Centuri’s continued inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with Southwest Gas Holdings for applicable tax periods following the Separation, and Centuri’s continuing joint and several liability with Southwest Gas Holdings for such tax returns). As of June 30, 2024 and December 31, 2023, there were no amounts due to or from Southwest Gas Holdings related to income taxes.
•Registration Rights Agreement: Grants to Southwest Gas Holdings certain registration rights with respect to the shares of Centuri common stock owned by Southwest Gas Holdings following the Centuri IPO.

In connection with the Centuri IPO, Centuri accrued $2.1 million as of June 30, 2024 related to third-party offering costs incurred by Southwest Gas Holdings on behalf of Centuri, which are reimbursable by Centuri pursuant to the terms of the Separation Agreement. These costs are recorded as a reduction to equity on the Company’s condensed consolidated balance sheet.
In November 2021, certain members of Riggs Distler management acquired a 1.42% interest in Drum. See “Note 6 — Noncontrolling Interests” for more information. A portion of the redeemable noncontrolling interest acquired was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%. The promissory notes are payable by the noncontrolling interest holders upon certain triggering events, including, but not limited to, termination of employment or the redemption of any interest under the agreement. The promissory notes and related interest income are recorded in additional paid-in capital, a component of total equity, on the condensed consolidated balance sheets. During the first quarter of 2024, the Company redeemed various Drum units in satisfaction of all outstanding promissory notes and forgave unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained the 0.47% portion of equity interest in Drum that had been funded through these notes. Additionally, during the first quarter of 2024, the Company reached an agreement to purchase a 0.13% noncontrolling interest in Drum for $0.8 million. The remaining noncontrolling interest in Drum outstanding as of June 30, 2024 was 0.81%.

15.Commitments and Contingencies
Legal Proceedings

The Company is a named party in various legal proceedings arising from the normal course of business. Although the ultimate outcomes of active matters are currently unknown, the Company does not believe any liabilities resulting from these known matters will have a material effect on its financial position, results of operations or cash flows, unless otherwise stated below.

NPL Construction Co. (“NPL”), a subsidiary of the Operating Company, is currently pursuing a contract claim for damages against the City of Chicago and related parties (collectively, “the City”), arising out of work that NPL performed for the City. NPL initiated this dispute through the City’s required administrative process. In response to NPL’s claim, the City has taken the position that it is entitled to withhold payments on amounts NPL believes it is owed for work already completed, claiming that further corrective work by NPL on the project is necessary and that withholding payment is appropriate until remediation is complete. On July 18, 2024, the administrative agency issued a decision denying NPL’s claim for damages. The Company disagrees with the decision of the administrative agency, and NPL intends to have the case reviewed by the Circuit Court of Cook County Illinois. The Company intends to vigorously pursue this matter, however, the Company cannot accurately predict the ultimate outcome. With the ultimate timing and conclusion unknown, the Company has not recognized any incremental amount in income to the extent NPL’s claims for relief are awarded in the Company’s favor. Further, to the extent the Company is not successful in collecting the withheld receivables, this matter could result in an additional significant loss. The Company can provide no assurance as to whether or when there will be material developments in these matters. The Company has not accrued any reserves for this matter to date.

The Company maintains liability insurance for various risks associated with its operations. In connection with the liability insurance policies, the Company is responsible for an initial deductible or self-insured retention amount per occurrence, after which the insurance carriers would be responsible for amounts up to the policy limits.

Employment Agreements

The Company has employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change in control of the Company. Upon the occurrence of certain defined events in the various employment agreements, the Company would be obligated to pay varying amounts to the related employees, which vary with the level of the employees’ respective responsibility.

Concentration of Credit Risk

The Company provides full-service utility services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than 10%. No customers accounted for more than 10% of revenue during the fiscal three or six month periods ended June 30, 2024 or July 2, 2023. One Union Electric customer had a combined accounts receivable and contract asset balance of $64.7 million and $84.3 million as of June 30, 2024 and December 31, 2023, respectively, which was approximately 10% and 14% of total accounts receivable and contract assets as of June 30, 2024 and December 31, 2023, respectively.

The Company primarily uses three financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of June 30, 2024. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of June 30, 2024, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of June 30, 2024, the estimated total amount of outstanding performance and payment bonds was approximately $569.8 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $239.7 million as of June 30, 2024.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and corresponding notes, and our final IPO prospectus (the “IPO Prospectus”) filed on April 18, 2024 with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities act of 1933, as amended relating to our Registration Statement on Form S-1. Unless the context otherwise requires, references to “we,” “is,” “our,” and “our company” refer to Centuri Holdings, Inc. and its consolidated subsidiaries. As discussed in “Note 1 — Description of Business” to the condensed consolidated financial statements, all financial information presented herein is the financial information of Centuri Holdings, Inc. and its subsidiaries, including Centuri Group, Inc. (“the Operating Company”). This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed within the IPO Prospectus, particularly in the section titled “Risk Factors.” Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and years throughout relate to fiscal months and years rather than calendar months and years. The first fiscal six months of 2024 and 2023 ended on June 30, 2024 and July 2, 2023, respectively, and each period had 26 weeks. The second fiscal quarters of 2024 and 2023 each had 13 weeks.

Overview
Company Overview

We are a leading, pure-play North American utility infrastructure services company that partners with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. We serve as long-term strategic partners to, and an extension of, North America’s electric, gas and combination utility providers, delivering a wide range of infrastructure solutions. Our service offerings primarily consist of the modernization of utility infrastructure through the maintenance, retrofitting and installation of electric and natural gas distribution networks, and building capacity to meet current and future demands. We also serve complementary, attractive and growing end markets such as renewable energy associated with the expected energy transition and 5G datacom. Our essential services enable our customers to enhance the safety, reliability and environmental sustainability of the electric and natural gas networks that consumers rely upon to meet their essential and evolving energy needs.

Separation from Southwest Gas Holdings

We were incorporated in Delaware in June 2023 as a wholly owned subsidiary of Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”). We were formed for the purpose of completing an initial public offering, facilitating the separation of the Operating Company from Southwest Gas Holdings and other related transactions in order to carry on the business of the Operating Company, our predecessor for financial reporting purposes. Prior to April 13, 2024, Southwest Gas Holdings owned 1,000 shares of our common stock, representing 100% of the issued and outstanding shares of our common stock. On April 13, 2024, we issued 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of the Operating Company (the “Separation”). Following the completion of the Separation, the Operating Company became our wholly owned subsidiary, and all of our operations are conducted through the Operating Company. On April 17, 2024, the registration statement related to the initial public offering of our common stock was declared effective, and our common stock began trading on the New York Stock Exchange under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024.

On April 22, 2024, the Centuri IPO was completed through the sale of 14,260,000 shares of our common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 1,860,000 shares to cover over-allotments, at an initial public offering price of $21.00 per share. On the same day, Icahn Partners and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn, purchased 2,591,929 shares of our common stock in a concurrent private placement at a price per share equal to the IPO price, for gross proceeds of approximately $54.4 million. The total net proceeds to us from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18.0 million and offering expenses payable of $8.0 million, were $328.0 million. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,664,592 shares of our common stock, or approximately 81% of the total outstanding shares of our common stock.

We are incurring certain costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the Separation-related costs to continue through at least fiscal year 2025. For additional information about the Separation, see “The Separation Transactions—The Separation” and “Certain Relationships and Related Person Transactions—Agreements between Southwest Gas Holdings and Our Company” within the IPO Prospectus. Additionally, see “Note 14 — Related Parties” to the Centuri condensed consolidated financial statements for a summary of agreements we entered into with Southwest Gas Holdings on April 11, 2024 governing our relationship with Southwest Gas Holdings following the Centuri IPO.

Segment Information

As of and prior to December 31, 2023, we reported our results under the following two reportable segments: Gas Utility Services and Electric Utility Services. In January 2024, we appointed a new Chief Executive Officer, who we determined to be our chief operating decision maker (“CODM”). Following the appointment of our new Chief Executive Officer, we underwent an internal personnel reorganization, causing us to re-evaluate our reportable segments based on the information reviewed by the new CODM. We determined that it was appropriate to re-align our reporting structure from the following two reportable segments: (i) Gas Utility Services; and (ii) Electric Utility Services, to the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). The U.S. Gas and Canadian Gas businesses have historically been part of our Gas Utility Services segment, and the Union Electric and Non-Union Electric businesses have historically been part of our Electric Utility Services segment. All prior year segment financial information has been recast to reflect the new segment structure.

Factors Affecting Our Results of Operations

Our financial results may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, regulatory or environmental influences, rising interest rates, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

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

Demand for Services

The seasonal nature of the industry we serve affects demand for our services. In addition to weather conditions, capital expenditure and maintenance budgets of our customers, as well as the related timing of approvals and seasonal spending patterns, influence our contract revenue and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, and our customers’ capital resources, financial performance, and strategic plans. Other factors that may impact our customers and their capital expenditure budgets include new regulations or regulatory actions, merger or acquisition activity involving our customers and the physical maintenance needs of our customers’ infrastructure.

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

Utilities continue to implement or modify system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in multi-year utility system replacement programs throughout the U.S., and we believe that we are well-positioned to serve the increased demand resulting from these programs.

Our services support customers’ environmental goals, such as reducing methane emissions from pipeline leaks through pipe repair and replacement, hardening electric infrastructure to prevent damage from storms or otherwise, and assisting gas and electric customers with their renewable and sustainable energy infrastructure initiatives. We believe that we are well-positioned to support growing customer attention in achieving environmental objectives through infrastructure construction and maintenance. Additionally, our acquisition of Riggs Distler in 2021 positions us to benefit from the necessary development of onshore infrastructure to support offshore wind and power development. We believe we are particularly well-positioned to capture incremental demand in the offshore wind space given the rapid and continuing expansion of projects in our core geographies, as North America looks to renewable energy sources that can sustain all-time high grid demands.

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

Seasonality and Severe Weather Events

Generally, our revenue is lowest during the first quarter of the year due to less favorable winter weather and related working conditions in many of the areas where we perform work. Revenue typically improves as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, we may be engaged to perform restoration activities related to above-ground utility infrastructure, which typically results in higher margins due to higher equipment utilization and the absorption of fixed costs. Alternatively, these severe weather events can also delay projects, negatively impacting our results of operations. Severe weather events and the related impacts on our performance and results are not solely within the control of management and cannot always be predicted or mitigated.

Inflation

Our operations are affected by increases in prices, whether caused by inflation, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. In some cases, our actual cost increases have exceeded the contractual caps, and therefore negatively impacted our operations. We have been able to renegotiate some of our major contracts to address the increased costs of future work and will continue to address this with our customers going forward. Rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations.

Backlog

Backlog represents estimates of revenue to be realized under long-term master service agreements (“MSAs”) and bid agreements. Generally, customers are not contractually committed to specific volumes of work under MSAs, and MSAs may be terminated by either party upon notice. Revenue estimates for MSAs are based on historical customer trends. Projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected. Backlog as of June 30, 2024 and December 31, 2023 was approximately $4.7 billion and $5.1 billion, respectively.

Results of Operations
Our results of operations, on a consolidated basis and by segment, for the fiscal three and six months ended June 30, 2024 and July 2, 2023 are set forth below.

Three months ended June 30, 2024 compared to the three months ended July 2, 2023

The following table summarizes our consolidated results of operations for the fiscal three months ended June 30, 2024, and July 2, 2023 including as a percentage of revenue, as well as the dollar and percentage change between fiscal quarters.

	Fiscal Three Months Ended				Change
(dollars in thousands)	June 30, 2024		July 2, 2023		$	%
Revenue, net	$672,075	100.0%	$805,779	100.0%	$(133,704)	(16.6%)
Cost of revenue (including depreciation)	611,571	91.0%	715,807	88.8%	(104,236)	(14.6%)
Gross profit	60,504	9.0%	89,972	11.2%	(29,468)	(32.8%)
Selling, general and administrative expenses	20,698	3.1%	30,100	3.8%	(9,402)	(31.2%)
Amortization of intangible assets	6,661	1.0%	6,670	0.8%	(9)	(0.1%)
Operating income	33,145	4.9%	53,202	6.6%	(20,057)	(37.7%)
Interest expense, net	22,629	3.4%	24,525	3.0%	(1,896)	(7.7%)
Other income, net	(707)	(0.2%)	(883)	(0.1%)	176	(19.9%)
Income before income taxes	11,223	1.7%	29,560	3.7%	(18,337)	(62.0%)
Income tax (benefit) expense	(474)	—%	11,033	1.4%	(11,507)	(104.3%)
Net income	11,697	1.7%	18,527	2.3%	(6,830)	(36.9%)
Net income attributable to noncontrolling interests	10	—%	1,381	0.2%	(1,371)	(99.3%)
Net income attributable to common stock	$11,687	1.7%	$17,146	2.1%	$(5,459)	(31.8%)

Revenue and Gross Profit

The following table summarizes our revenue, gross profit (loss) and gross margin for the periods indicated by segment as well as the dollar and percentage change from the prior year period. The discussion that follows highlights key revenue and gross margin changes at the segment level. Changes in gross profit (loss) correspond with the discussed changes in revenue and gross margin.

	Fiscal Three Months Ended				Change
(dollars in thousands)	June 30, 2024		July 2, 2023		$	%
Revenue:
U.S. Gas	$340,686	50.7%	$391,882	48.6%	$(51,196)	(13.1%)
Canadian Gas	40,990	6.1%	48,084	6.0%	(7,094)	(14.8%)
Union Electric	164,211	24.4%	218,225	27.1%	(54,014)	(24.8%)
Non-Union Electric	120,512	17.9%	133,561	16.6%	(13,049)	(9.8%)
Other	5,676	0.8%	14,027	1.7%	(8,351)	(59.5%)
Consolidated revenue	$672,075	100.0%	$805,779	100.0%	$(133,704)	(16.6%)
Gross profit (loss):
U.S. Gas	$25,156	7.4%	$44,040	11.2%	$(18,884)	(42.9%)
Canadian Gas	9,358	22.8%	7,574	15.8%	1,784	23.6%
Union Electric	12,079	7.4%	17,097	7.8%	(5,018)	(29.4%)
Non-Union Electric	16,237	13.5%	20,575	15.4%	(4,338)	(21.1%)
Other	(2,326)	(41.0%)	686	4.9%	(3,012)	NM
Consolidated gross profit	$60,504	9.0%	$89,972	11.2%	$(29,468)	(32.8%)
NM — Percentage is not meaningful

•Revenue from our U.S. Gas segment totaled $340.7 million, reflecting a decrease of $51.2 million, or 13.1%, compared to the prior year period. This decrease was largely due to a reduction in net volumes under existing customer MSAs stemming primarily from delayed or unfavorable regulatory decisions faced by key customers and timing of bid projects, as the prior year benefited from the commencement of a large project that has since been completed. As a percentage of revenue, gross profit decreased to 7.4% in the current period from 11.2% in the same period from the prior year. Profitability was negatively affected by lower margins on bid work and one-time severance costs incurred during the current period. Additionally, the prior year period reflected higher utilization of fixed costs due to increased volumes on both MSA and bid projects. Revenue from Southwest Gas Corporation totaled $28.7 million for the current period compared to $30.3 million in the prior period.

•Revenue from our Canadian Gas segment totaled $41.0 million, reflecting a decrease of $7.1 million, or 14.8%, compared to the prior year period. This decrease was primarily due to a reduction in net volumes under existing MSAs. As a percentage of revenue, gross profit increased to 22.8% in the current period as compared to 15.8% in the same period from the prior year primarily due to favorable changes in mix of work.

•Revenue from our Union Electric segment totaled $164.2 million, reflecting a decrease of $54.0 million, or 24.8%, compared to the prior year period. This decrease was driven by a decline in offshore wind revenue of $20.7 million due to timing of projects, as well as a net reduction in volumes under other existing MSAs. Storm restoration services revenue for the Union Electric segment was $6.1 million for the current period compared to $5.1 million for the prior year period. As a percentage of revenue, gross profit decreased to 7.4% in the current period as compared to 7.8% in the prior year period primarily due to changes in the mix of work.

•Revenue from our Non-Union Electric segment totaled $120.5 million, reflecting a decrease of $13.0 million, or 9.8%, compared to the prior year period. This decrease was primarily driven by a reduction in net volumes under existing customer MSAs. Storm restoration services revenue for the Non-Union Electric Segment was $30.2 million for the current period, compared to $28.9 million for the prior year period. As a percentage of revenue, gross profit decreased to 13.5% in the current period, compared to 15.4% in the prior year period. Profitability was negatively affected by lower work hours for existing crews which caused underutilization of fixed costs.
•Revenue from non-reportable segments decreased due to timing of bid projects, and profitability was negatively impacted by performance issues on certain bid projects.

Selling, General and Administrative Expenses

Selling, general and administrative costs decreased by $9.4 million, or 31.2%, in the current period compared to the same period in the prior year primarily due to lower incentive compensation during the current period and reductions in corporate salary and benefit costs.

Amortization of Intangible Assets

Amortization expense remained consistent in the current period compared to the same period in the prior year as there were no changes to our amortizable base of intangible assets.

Interest Expense, Net

The decrease in interest expense, net in the current period compared to the prior year period was primarily due to a reduction in average debt balance as we paid down $156.0 million of debt under our revolving credit facility and $160.0 million of debt under our term loan facility with proceeds from our IPO and private placement on April 22, 2024.

Income Tax

The Company’s effective tax rate for the fiscal three months ended June 30, 2024 and July 2, 2023 were (4.2%) and 37.3%, respectively. The effective tax rate in the current periods is being substantially impacted by the disproportionate amount of non-deductible expenses in relation to income before income taxes. Additionally, differences in pre-tax income/loss by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

Consolidated Results

Six months ended June 30, 2024 compared to the six months ended July 2, 2023

The following tables and discussion summarize our consolidated results of operations for the fiscal six months ended June 30, 2024, and July 2, 2023 including as a percentage of revenue, as well as the dollar and percentage change between fiscal quarters.

	Fiscal Six Months Ended				Change
(dollars in thousands)	June 30, 2024		July 2, 2023		$	%
Revenue, net	$1,200,098	100.0%	$1,459,072	100.0%	$(258,974)	(17.7%)
Cost of revenue (including depreciation)	1,126,315	93.9%	1,327,151	91.0%	(200,836)	(15.1%)
Gross profit	73,783	6.1%	131,921	9.0%	(58,138)	(44.1%)
Selling, general and administrative expenses	49,248	4.1%	53,639	3.6%	(4,391)	(8.2%)
Amortization of intangible assets	13,329	1.1%	13,337	0.9%	(8)	(0.1%)
Operating income	11,206	0.9%	64,945	4.5%	(53,739)	(82.7%)
Interest expense, net	46,728	3.9%	46,901	3.2%	(173)	(0.4%)
Other income, net	(739)	(0.1%)	(203)	0.0%	(536)	264.0%
(Loss) income before income taxes	(34,783)	(2.9%)	18,247	1.3%	(53,030)	(290.6%)
Income tax (benefit) expense	(21,247)	(1.8%)	6,825	0.5%	(28,072)	(411.3%)
Net (loss) income	(13,536)	(1.1%)	11,422	0.8%	(24,958)	(218.5%)
Net (loss) income attributable to noncontrolling interests	(165)	—%	3,120	0.2%	(3,285)	(105.3%)
Net loss (income) attributable to common stock	$(13,371)	(1.1%)	$8,302	0.6%	$(21,673)	(261.1%)

Revenue and Gross Profit

The following table summarizes our revenue, gross profit (loss) and gross margin for the periods indicated by segment as well as the dollar and percentage change from the prior year period. The discussion that follows highlights key revenue and gross margin changes at the segment level. Changes in gross profit (loss) correspond with the discussed changes in revenue and gross margin.

	Fiscal Six Months Ended				Change
(dollars in thousands)	June 30, 2024		July 2, 2023		$	%
Revenue:
U.S. Gas	$567,264	47.3%	$651,219	44.6%	$(83,955)	(12.9%)
Canadian Gas	75,638	6.3%	87,387	6.0%	(11,749)	(13.4%)
Union Electric	328,062	27.3%	423,894	29.1%	(95,832)	(22.6%)
Non-Union Electric	217,127	18.1%	270,167	18.5%	(53,040)	(19.6%)
Other	12,007	1.0%	26,405	1.8%	(14,398)	(54.5%)
Consolidated revenue	$1,200,098	100.0%	$1,459,072	100.0%	$(258,974)	(17.7%)
Gross profit (loss):
U.S. Gas	$21,180	3.7%	$47,406	7.3%	$(26,226)	(55.3%)
Canadian Gas	14,903	19.7%	12,050	13.8%	2,853	23.7%
Union Electric	23,448	7.1%	32,306	7.6%	(8,858)	(27.4%)
Non-Union Electric	19,037	8.8%	39,062	14.5%	(20,025)	(51.3%)
Other	(4,785)	(39.9%)	1,097	4.2%	(5,882)	NM
Consolidated gross profit	$73,783	6.1%	$131,921	9.0%	$(58,138)	(44.1%)
NM — Percentage is not meaningful

•Revenue from our U.S. Gas segment totaled $567.3 million, reflecting a decrease of $84.0 million, or 12.9%, compared to the prior year period. This decrease was largely due to a reduction in net volumes under existing customer MSAs stemming primarily from delayed or unfavorable regulatory decisions faced by key customers, unfavorable winter weather which delayed work in the first quarter, and timing of bid projects, as the prior year benefited from the commencement of a large project that has since been completed. As a percentage of revenue, gross profit decreased to 3.7% in the current period from 7.3% in the prior year period. Profitability was negatively affected by unfavorable winter weather and lower margins on bid work. Additionally, the prior year period reflected higher utilization of fixed costs due to increased volumes on both MSA and bid projects. Revenue from Southwest Gas Corporation totaled $52.0 million for the current period compared to $59.1 million in the prior period.

•Revenue from our Canadian Gas segment totaled $75.6 million, reflecting a decrease of $11.7 million, or 13.4%, compared to the prior year period. This decrease was primarily due to a reduction in net volumes under existing MSAs. As a percentage of revenue, gross profit increased to 19.7% in the current period as compared to 13.8% in the prior year period primarily due to favorable changes in mix of work.

•Revenue from our Union Electric segment totaled $328.1 million, reflecting a decrease of $95.8 million, or 22.6%, compared to the prior year period. This decrease was driven by a decline in offshore wind revenue of $33.4 million due to timing of projects, as well as a reduction in net volumes under existing customer MSAs, which was partially due to unfavorable weather. Storm restoration services revenue for the Union Electric segment was $13.6 million for the current period compared to $13.4 million for the prior year period. As a percentage of revenue, gross profit decreased to 7.1% in the current period as compared to 7.6% in the prior year period primarily due to changes in the mix of work.

•Revenue from our Non-Union Electric segment totaled $217.1 million, reflecting a decrease of $53.0 million, or 19.6%, compared to the prior year period. This decrease was primarily driven by a decrease in volumes under existing MSAs, and a decrease in storm restoration revenue of $19.1 million (which was $32.0 million for the first six months of 2024 compared to $51.1 million for the same period in 2023). As a percentage of revenue, gross profit decreased to 8.8% in the current period, compared to 14.5% in the same period from the prior year. Profitability was negatively affected by unfavorable changes in mix of work, including less storm restoration revenue (which typically generates higher profit margins) and underutilization of fixed costs.

•Revenue from non-reportable segments decreased due to timing of bid projects, and profitability was negatively impacted by performance issues on certain bid projects.

Selling, General and Administrative Expenses

Selling, general and administrative costs decreased by $4.4 million, or 8.2%, in the current period compared to the same period in the prior year primarily due to lower incentive compensation during the current period and reductions in corporate salary and benefit costs, partially offset by an increase in one-time severance and strategic review costs.

Amortization of Intangible Assets

Amortization expense remained consistent between periods as there were no changes to our amortizable base of intangible assets.

Interest Expense, Net

Interest expense, net decreased by $0.2 million between periods due to a reduction in average debt balance, partially offset by higher interest rates on outstanding variable-rate borrowings.

Income Tax

The Company’s effective tax rate for the fiscal six months ended June 30, 2024 and July 2, 2023 were 61.1% and 37.4%, respectively. The effective tax rate in the current periods is being substantially impacted by the disproportionate amount of non-deductible expenses in relation to income before income taxes. Additionally, differences in pre-tax income/loss by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

Non-GAAP Financial Measures
We prepare and present our financial statements in accordance with GAAP. However, management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (Loss), all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) non-cash stock-based compensation expense, (ii) strategic review costs, and (iii) severance costs. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue.

Adjusted Net Income (Loss) is defined as net income (loss) adjusted for (i) strategic review costs, (ii) severance costs, (iii) amortization of intangible assets, (iv) non-cash stock-based compensation expense, and (v) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods.

Using EBITDA as a performance measure has material limitations as compared to net income (loss), or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenue, depreciation and amortization are necessary elements of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income/loss in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the Company on a full-cost, after-tax basis.

As to certain of the items related to Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (Loss): (i) non-cash stock-based compensation expense varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) strategic review and related costs incurred in connection with the separation and stand up of Centuri as its own public company are non-recurring; and (iii) severance costs relate to non-recurring restructuring activities. Because EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (Loss), as defined, exclude some, but not all, items that affect net income (loss), such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income (loss), and information reconciling the GAAP and non-GAAP financial measures, are set forth below.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income (loss)	$11,697	$18,527	$(13,536)	$11,422
Interest expense, net	22,629	24,525	46,728	46,901
Income tax (benefit) expense	(474)	11,033	(21,247)	6,825
Depreciation expense	27,724	30,190	55,375	61,393
Amortization of intangible assets	6,661	6,670	13,329	13,337
EBITDA	68,237	90,945	80,649	139,878
Non-cash stock-based compensation	80	689	(508)	833
Strategic review costs	(1,867)	1,137	2,010	1,228
Severance costs	2,186	163	6,657	232
Adjusted EBITDA	$68,636	$92,934	$88,808	$142,171
Adjusted EBITDA Margin (% of revenue)	10.2%	11.5%	7.4%	9.7%
Adjusted Net Income (Loss)

The following table presents reconciliations of net income (loss) to Adjusted Net Income (Loss) for the specified periods:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income (loss)	$11,697	$18,527	$(13,536)	$11,422
Strategic review costs	(1,867)	1,137	2,010	1,228
Severance costs	2,186	163	6,657	232
Amortization of intangible assets	6,661	6,670	13,329	13,337
Non-cash stock-based compensation	80	689	(508)	833
Income tax impact of adjustments(1)	(1,766)	(2,165)	(5,373)	(3,908)
Adjusted Net Income (Loss)	$16,991	$25,021	$2,579	$23,144
(1)Calculated based on a blended statutory tax rate of 25%.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt.

As of June 30, 2024 and December 31, 2023, cash and cash equivalents were $30.9 million and $33.4 million, respectively. Historically, our primary sources of liquidity have been cash flows from operations and debt financing. As discussed in “Note 1 — Description of Business” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and “The Offering” within the IPO Prospectus, the Centuri IPO and concurrent private placement have led to changes in our capital structure and sources of liquidity. As part of the Centuri IPO and concurrent private placement which closed on April 22, 2024, we received total net proceeds of $328.0 million in exchange for 16,851,929 shares of our common stock, with $316.0 million of the proceeds being used to pay down our existing debt. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for at least the next 12 months.

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

Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Six Months Ended
(dollars in thousands)	June 30, 2024	July 2, 2023
Net cash used in operating activities	$(76,411)	$(19,487)
Net cash used in investing activities	(48,904)	(49,146)
Net cash provided by financing activities	123,066	30,762
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

Net cash used in operating activities for the fiscal six months ended June 30, 2024 was $76.4 million, compared to $19.5 million for the fiscal six months ended July 2, 2023, representing a decrease in operating cash flow of $56.9 million due to decreased net income and the impact of working capital changes.

Investing Activities

Net cash used in investing activities was $48.9 million in the period ended June 30, 2024 compared to $49.1 million for July 2, 2023, a decrease of $0.2 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal six months ended June 30, 2024 and July 2, 2023, we had capital expenditures of $53.2 million and $53.8 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $4.3 million and $4.6 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively.

Financing Activities

Net cash provided by financing activities increased by $92.3 million during the fiscal six months ended June 30, 2024 compared to the fiscal six months ended July 2, 2023, as net proceeds from the Centuri IPO and private placement of $330.3 million (excluding the impact of offering costs accrued as of June 30, 2024) combined with proceeds from line of credit borrowings, exceeded our financing uses of cash, including the $160.0 million payment on our term loan and $156.0 million payment on our revolving credit facility with IPO proceeds, and our redemption of redeemable noncontrolling interest for $92.8 million.

Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. The revenue from our Canadian operations was approximately 7% and 8% of total revenue, for the fiscal six months ended June 30, 2024, and July 2, 2023, respectively. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

Credit Facilities

Term Loan and Revolving Credit Facility

We have a senior secured revolving credit and term loan multi-currency facility. The line of credit portion comprises $400 million, and associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing as of August 27, 2021. The term loan facility expires on August 27, 2028, and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows us to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility as of both June 30, 2024 and December 31, 2023 totaled $2.1 billion. During the fiscal six months period ended June 30, 2024, the maximum amount outstanding on the combined facility was $1.117 billion, at which point $991.4 million was outstanding on the term loan portion of the facility. As of June 30, 2024 and December 31, 2023, $143.6 million and $77.1 million, respectively, was outstanding on the revolving credit facility, in addition to $831.4 million and $994.2 million, respectively, that was outstanding on the term loan portion of the facility. Also as of June 30, 2024 and December 31, 2023, there was approximately $195.7 million and $246.5 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $64.3 million and $48.6 million of unused letters of credit available as of June 30, 2024 and December 31, 2023, respectively.

On March 22, 2024, we amended the financial covenants of the revolving credit facility (the “2024 Credit Facility Amendment”) to increase the maximum net leverage ratio. The terms of the amended revolving credit facility required us to maintain a net leverage ratio of less than a maximum of 5.75 to 1.00 from January 1, 2024 through March 31, 2024, 6.00 to 1.00 from April 1, 2024 through June 30, 2024, 5.75 to 1.00 from July 1, 2024 through September 29, 2024, 5.00 to 1.00 from September 30, 2024 through December 29, 2024, and 4.00 to 1.00 thereafter. In addition, the 2024 Credit Facility Amendment increased the adjusted maximum net leverage ratio financial covenants, which go into effect upon the closing of a Qualified IPO. The 2024 Credit Facility Amendment did not modify any terms of the term loan facility.

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
As a result of the payments on our term loan and revolving credit facility with IPO proceeds, our contractually obligated principal payments on long-term debt over are now as follows (dollars in thousands):

Remainder of 2024	$16,276
2025	29,554
2026	172,248
2027	7,293
2028	831,375
Total	$1,056,746
Based on the weighted average interest rate on the term loan facility of 7.96% as of June 30, 2024, the prepayment of our term loan with IPO proceeds reduces our contractually obligated interest payments on our term loan by approximately

$6.3 million throughout the remainder of 2024, $22.7 million between 2025 and 2026, and $16.4 million between 2027 and 2028, assuming no additional prepayments are made.
Equipment Term Loans

We currently have seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars. These term loans have prepayment penalties for the first three years of the agreements. We did not incur any prepayment penalties on any of our equipment loans during the first fiscal six months of 2024 or 2023.

Recently Issued Accounting Pronouncements

Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions. A summary of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the IPO Prospectus. We are required to make estimates and judgments in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the fiscal six months ended June 30, 2024, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the fiscal six months ended June 30, 2024. Refer to “Quantitative and Qualitative Disclosures about Market Risk” within the IPO Prospectus for information on financial market risk related to changes in interest rates and currency exchange rates. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.

For a discussion of our concentration of credit risk, refer to “Note 15 — Commitments and Contingencies” to our condensed consolidated financial statements.

Item 4. Controls and Procedures
Disclosure controls and procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation, and both concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2024 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For discussion regarding legal proceedings, please refer to “Note 15 — Commitments and Contingencies” in the accompanying notes to our condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 22, 2024, the Centuri IPO was completed through the sale of 14,260,000 shares of our common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 1,860,000 shares to cover over-allotments, at an initial public offering price of $21.00 per share. On the same day, Icahn Partners and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn, purchased 2,591,929 shares of our common stock in a concurrent private placement at a price per share equal to the IPO price, for gross proceeds of approximately $54.4 million. The total net proceeds to us from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $54.4 million and offering expenses payable by us, were $328.0 million. UBS Investment Bank, BofA Securities and J.P. Morgan acted as joint lead book-running managers and as representatives of the underwriters for the Centuri IPO. The offering commenced on April 17, 2024 and did not terminate before all of the securities registered under the registration statement were sold.

We used the net proceeds from the Centuri IPO to pay down $156.0 million of debt under our revolving credit facility and $160.0 million of debt under our term loan facility, and used the remaining proceeds for general corporate and working capital purposes.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the fiscal three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.6
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of May 13, 2024, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein

10.7^*
Separation Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024 filed with the SEC on May 8, 2024).

10.8†*
Amendment No. 10 Restating the Centuri Group, Inc. Executive Deferred Compensation Plan, amended and restated effective May 6, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024 filed with the SEC on May 8, 2024).

10.9*
Tax Matters Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024 filed with the SEC on May 8, 2024).

10.10*
Registration Rights Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024 filed with the SEC on May 8, 2024).

10.11*
Common Stock Purchase Agreement, dated as of April 5, 2024, by and among Centuri Holdings, Inc., Icahn Partners LP and Icahn Partners Master Fund LP (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on April 8, 2024 (File No. 333-278178)).

10.12†*
Consulting Agreement by and between Centuri Holdings, Inc. and Paul J. Caudill, dated as of July 16, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the SEC on July 17, 2024).

10.13†*
Transition Agreement by and between Centuri Holdings, Inc. and William J. Fehrman, dated as of July 13, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed with the SEC on July 17, 2024).

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

CENTURI HOLDINGS, INC.

Date: August 5, 2024	By:	/s/ Gregory A. Izenstark
Gregory A. Izenstark
Chief Financial Officer (Principal Financial and Accounting Officer)