Form 10-Q
period 2024-09-29
Centuri Holdings, Inc.
filed 2024-11-06
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
Yes ☒   No ☐
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
Yes ☐   No ☒
As of November 4, 2024, the number of outstanding shares of Common Stock of the Registrant was 88,517,521.

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

Specific forward-looking statements in this Quarterly Report on Form 10-Q include:
•Our belief that our cash and cash equivalents are managed by high credit quality financial institutions;
•Our belief that our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for at least the next 12 months;
•Our belief that these trends listed in “Factors Affecting our Results of Operations” represent a significant challenge for utilities, but also an opportunity for outsourced utility infrastructure services companies to build and maintain more efficient, sustainable infrastructure that can meet the energy needs of future generations;
•Our belief that we have taken steps to secure delivery of a sufficient amount of equipment and do not anticipate any significant disruptions with respect to our fleet in the near-term;
•Our belief that we are well positioned to serve the increased demand resulting from system integrity management programs to enhance safety pursuant to federal and state mandates;
•Our belief that we are well positioned to support growing customer attention in achieving environmental objectives through infrastructure construction and maintenance;
•Our belief that we are particularly well positioned to capture incremental demand in the offshore wind space given the rapid and continuing expansion of projects in our core geographies, as North America looks to renewable energy sources that can sustain all-time high grid demands;
•Our belief that we will continue to renegotiate some of our major contracts to address the increased costs on future work;
•Our belief that presentation of non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results;
•Our belief that any liabilities resulting from any known legal matters, including the City of Chicago matter described in “Note 15 — Commitments and Contingencies — Legal Proceedings”, will not have a material effect on the financial position, results of operations or cash flows;
•Our belief that providing non-GAAP measures helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters;
•Our expectation that the Separation (as defined below)-related costs will continue through at least fiscal year 2025;
•Our expectation that we will continue to incur capital expenditures to meet anticipated needs for our services;
•Our belief that the responsibility under a guarantee could exceed the amount recoverable from the subsidiary alone and could materially and adversely affect our consolidated financial condition, results of operations and cash flows;
•Our belief that the timing of the recognition of remaining performance obligations of fixed-price contracts is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer;
•Our belief that rising fuel, labor and material costs could continue to have, a negative effect on our results of operations;
•Our belief that fluctuations in the price or availability of materials and equipment that we or our customers utilize could impact (positively or negatively, as applicable) costs to complete projects or result in the postponement of projects;
•Our belief that changes in interest rates on our variable-rate debt could have a positive or negative effect on our business, financial condition and results of operation; and
•Our belief that projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially as a result of a number of factors, including, among other things:
•Customer project scheduling and duration;
•Weather, and general economic conditions;
•Results of bid work, differences between actual and anticipated outcomes of bid or other fixed-price construction agreements;
•Outcomes from contract and change order negotiations;
•Our ability to successfully procure new work and impacts from work awarded or failing to be awarded work from significant customers, the mix of work awarded, and the amount of work awarded to us following work stoppages or reduction;
•The results of productivity inefficiencies from regulatory requirements, customer supply chain challenges, or otherwise, delays in commissioning individual projects, the ability of management to successfully finance, close on and assimilate any acquired businesses, and changes in our mix of customers, projects, contracts and business;
•Regional or national and/or general economic conditions and demand for our services;
•Price, volatility, and expectations of future prices of natural gas and electricity;
•Increases in the costs to perform services caused by changing conditions;
•The termination, or expiration of existing agreements or contracts;
•Decisions of our customers as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise;
•The budgetary spending patterns of customers;
•Inflation and other increases in construction costs that we may be unable to pass through to our customers;
•Cost or schedule overruns on fixed-price contracts;
•Availability of qualified labor for specific projects;
•The need and availability of letters of credit, payment and performance bonds, or other security;
•Costs we incur to support growth, whether organic or through acquisitions;
•The timing and volume of work under contract;
•Losses experienced in our operations;
•The results of the review of prior period accounting on certain projects and the impact of adjustments to accounting estimates;
•Developments in governmental investigations and/or inquiries;
•Intense competition in the industries in which we operate;
•Failure to obtain favorable results in existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs;
•Failure of our partners, suppliers or subcontractors to perform their obligations;
•Cyber-security breaches;
•Failure to maintain safe worksites;
•Risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics (such as COVID-19), political crises or other catastrophic events, such as the ongoing war in Ukraine;
•The ongoing turmoil in the Middle East;
•Adverse developments affecting specific financial institutions or the broader financial services industry, including liquidity shortages or bank failures;
•Client delays or defaults in making payments;
•The cost and availability of credit and restrictions imposed by our debt agreements;
•The impact of credit rating actions and conditions in the capital markets on financing costs;
•Changes in construction expenditures and financing;
•Levels of or changes in operations and maintenance expenses;
•Our ability to continue to remain within the ratios and other limits in our debt covenants, failure to implement strategic and operational initiatives;
•Risks or uncertainties associated with acquisitions, dispositions and investments;
•Possible information technology interruptions or inability to protect intellectual property;
•Our failure, or the failure of our agents or partners, to comply with laws;
•Our ability to secure appropriate insurance, licenses or permits;
•New or changing legal requirements, including those relating to environmental, health, licensing and safety matters;
•The loss of one or more clients that account for a significant portion of our revenue; and

•Asset impairments.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our final IPO prospectus.

Part I - Financial Information
Item 1. Financial Statements
Centuri Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share information)
(Unaudited)

	September 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$52,459	$33,407
Accounts receivable, net	245,593	335,196
Accounts receivable, related party - parent, net	7,426	12,258
Contract assets	283,929	266,600
Contract assets, related party - parent	4,639	3,208
Prepaid expenses and other current assets	40,555	32,258
Total current assets	634,601	682,927
Property and equipment, net	498,154	545,442
Intangible assets, net	348,647	369,048
Goodwill, net	373,993	375,892
Right-of-use assets under finance leases	36,246	43,525
Right-of-use assets under operating leases	109,719	118,448
Other assets	111,351	54,626
Total assets	$2,112,711	$2,189,908
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$30,264	$42,552
Current portion of finance lease liabilities	10,110	11,370
Current portion of operating lease liabilities	19,372	19,363
Accounts payable	121,298	116,583
Accrued expenses and other current liabilities	183,290	187,050
Contract liabilities	21,894	43,694
Total current liabilities	386,228	420,612
Long-term debt, net of current portion	762,139	1,031,174
Line of credit	116,378	77,121
Finance lease liabilities, net of current portion	17,075	24,334
Operating lease liabilities, net of current portion	96,676	105,215
Deferred income taxes	134,885	135,123
Other long-term liabilities	67,891	71,076
Total liabilities	1,581,272	1,864,655
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable noncontrolling interests	4,132	99,262
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 88,517,521 shares issued and outstanding at September 29, 2024 and 1,000 shares issued and outstanding at December 31, 2023	885	—
Additional paid-in capital	693,476	374,124
Accumulated other comprehensive loss	(6,087)	(4,025)
Accumulated deficit	(160,967)	(144,108)
Total equity	527,307	225,991
Total liabilities, temporary equity and equity	$2,112,711	$2,189,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per-share information)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue	$692,821	$745,639	$1,840,960	$2,145,601
Revenue, related party - parent	27,232	29,250	79,191	88,360
Total revenue, net	720,053	774,889	1,920,151	2,233,961
Cost of revenue (including depreciation)	620,751	662,427	1,699,359	1,935,111
Cost of revenue, related party - parent (including depreciation)	23,509	24,849	71,216	79,316
Total cost of revenue	644,260	687,276	1,770,575	2,014,427
Gross profit	75,793	87,613	149,576	219,534
Selling, general and administrative expenses	27,213	27,993	76,461	81,632
Amortization of intangible assets	6,662	6,670	19,991	20,007
Operating income	41,918	52,950	53,124	117,895
Interest expense, net	23,925	26,131	70,653	73,032
Other income, net	(160)	(109)	(899)	(312)
Income (loss) before income taxes	18,153	26,928	(16,630)	45,175
Income tax expense	21,770	10,010	523	16,835
Net (loss) income	(3,617)	16,918	(17,153)	28,340
Net income (loss) attributable to noncontrolling interests	35	736	(130)	3,856
Net (loss) income attributable to common stock	$(3,652)	$16,182	$(17,023)	$24,484

(Loss) income per share attributable to common stock:
Basic	$(0.04)	$0.23	$(0.21)	$0.34
Diluted	$(0.04)	$0.23	$(0.21)	$0.34
Shares used in computing earnings per share:
Weighted average basic shares outstanding	88,518	71,666	81,679	71,666
Weighted average diluted shares outstanding	88,518	71,666	81,679	71,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net (loss) income	$(3,617)	$16,918	$(17,153)	$28,340
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,519	(2,021)	(2,062)	109
Other comprehensive income (loss), net of tax	1,519	(2,021)	(2,062)	109
Comprehensive (loss) income	(2,098)	14,897	(19,215)	28,449
Comprehensive income (loss) attributable to noncontrolling interests	35	736	(130)	3,856
Total comprehensive (loss) income attributable to common stock	$(2,133)	$14,161	$(19,085)	$24,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities:
Net (loss) income	$(17,153)	$28,340
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	81,921	90,975
Amortization of intangible assets	19,991	20,007
Amortization of debt issuance costs	4,052	3,779
Loss on debt extinguishment	1,726	—
Non-cash stock-based compensation expense	810	2,149
Gain on sale of equipment	(2,651)	(2,954)
Amortization of right-of-use assets	15,491	12,537
Deferred income taxes	(10,406)	8,703
Other non-cash items	836	—
Changes in assets and liabilities, net of non-cash transactions	2,615	(101,727)
Net cash provided by operating activities	97,232	61,809
Cash flows from investing activities:
Capital expenditures	(66,093)	(79,610)
Proceeds from sale of property and equipment	6,802	7,673
Net cash used in investing activities	(59,291)	(71,937)
Cash flows from financing activities:
Proceeds from initial public offering and private placement, net of offering costs paid	327,967	—
Proceeds from line of credit borrowings	280,408	195,842
Payment of line of credit borrowings	(239,704)	(134,073)
Principal payments on long-term debt	(285,807)	(34,054)
Principal payments on finance lease liabilities	(8,574)	(9,095)
Redemption of redeemable noncontrolling interest	(92,839)	(39,894)
Other	(198)	(213)
Net cash used in financing activities	(18,747)	(21,487)
Effects of foreign exchange translation	(142)	102
Net increase (decrease) in cash and cash equivalents	19,052	(31,513)
Cash and cash equivalents, beginning of period	33,407	63,966
Cash and cash equivalents, end of period	$52,459	$32,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share information)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount
Balances as of January 1, 2023	1,000	$—	$370,134	$(6,494)	$23,113	$386,753
Net loss	—	—	—	—	(8,844)	(8,844)
Stock-based compensation activity	—	—	(25)	—	(45)	(70)
Foreign currency translation adjustment	—	—	—	87	—	87
Capital contribution from related party - parent	—	—	670	—	—	670
Noncontrolling interest revaluation	—	—	—	—	(5,832)	(5,832)
Balances at April 2, 2023	1,000	$—	$370,779	$(6,407)	$8,392	$372,764
Net income	—	—	—	—	17,146	17,146
Stock-based compensation activity	—	—	842	—	(153)	689
Foreign currency translation adjustment	—	—	—	2,043	—	2,043
Capital contribution from related party - parent	—	—	669	—	—	669
Noncontrolling interest revaluation	—	—	—	—	(29,773)	(29,773)
Balances at July 2, 2023	1,000	$—	$372,290	$(4,364)	$(4,388)	$363,538
Net income	—	—	—	—	16,182	16,182
Stock-based compensation activity	—	—	1,425	—	(108)	1,317
Foreign currency translation adjustment	—	—	—	(2,021)	—	(2,021)
Capital contribution from related party - parent	—	—	670	—	—	670
Noncontrolling interest revaluation	—	—	—	—	13,758	13,758
Balances at October 1, 2023	1,000	$—	$374,385	$(6,385)	$25,444	$393,444

Balances as of December 31, 2023	1,000	$—	$374,124	$(4,025)	$(144,108)	$225,991
Net loss	—	—	—	—	(25,058)	(25,058)
Stock-based compensation activity	—	—	(912)	—	151	(761)
Foreign currency translation adjustment	—	—	—	(2,543)	—	(2,543)
Purchase of noncontrolling interest	—	—	4,187	—	—	4,187
Distribution to related party - parent	—	—	(1,599)	—	—	(1,599)
Noncontrolling interest revaluation	—	—	(2,449)	—	—	(2,449)
Balances at March 31, 2024	1,000	$—	$373,351	$(6,568)	$(169,015)	$197,768
Net income	—	—	—	—	11,687	11,687
Stock-based compensation activity	—	—	24	—	56	80
Foreign currency translation adjustment	—	—	—	(1,038)	—	(1,038)
Issuance of shares as part of reorganization	71,664,592	717	(717)	—	—	—
Issuance of shares in initial public offering and private placement, net of offering costs	16,851,929	168	327,799	—	—	327,967
Distribution to related party - parent	—	—	(6,582)	—	—	(6,582)
Noncontrolling interest revaluation	—	—	552	—	—	552
Balances at June 30, 2024	88,517,521	$885	$694,427	$(7,606)	$(157,272)	$530,434

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount
Net loss	—	—	—	—	(3,652)	(3,652)
Stock-based compensation activity	—	—	1,338	—	(43)	1,295
Foreign currency translation adjustment	—	—	—	1,519	—	1,519
Distribution to related party - parent	—	—	(2,161)	—	—	(2,161)
Noncontrolling interest revaluation	—	—	(128)	—	—	(128)
Balances at September 29, 2024	88,517,521	$885	$693,476	$(6,087)	$(160,967)	$527,307
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

As Holdings and the Operating Company were both wholly owned by Southwest Gas Holdings as of April 13, 2024, Holdings’ acquisition of the Operating Company as part of the Separation is treated as a reorganization of entities under common control that results in a change in reporting entity. The Operating Company has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the combination of Holdings and the Operating Company on April 13, 2024 have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 2, 2023 through October 1, 2023 and from January 1, 2024 through April 12, 2024 presented in the condensed consolidated financial statements and condensed notes to the financial statements herein represent the historical operations of the Operating Company. The amounts as of September 29, 2024 and for the period from April 13, 2024 reflect the consolidated operations of the Company. For calculation of earnings per share, shares outstanding for all periods prior to April 13, 2024 have been retrospectively adjusted to 71,665,592 to reflect the shares of the Company owned by Southwest Gas Holdings immediately after the combination on April 13, 2024 which resulted in the change in reporting entity. Outstanding shares presented on the Company’s condensed consolidated balance sheet and statement of changes in equity for historical periods have been presented as 1,000 to reflect the shares of Holdings that existed at the formation of Holdings.

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

As of and prior to December 31, 2023, the Company reported its results under two reportable segments. In January 2024, the Company appointed a new Chief Executive Officer, who was determined by Centuri to be the Company’s chief operating decision maker (“CODM”). Following this appointment, the Company underwent an internal personnel reorganization, causing the Company to re-evaluate its reportable segments based on the information reviewed by the new CODM. Effective July 31, 2024, the Company appointed a new interim Chief Executive Officer who currently acts as the Company’s CODM. However, there have been no changes in the information reviewed by the CODM. See “Note 4 — Segment Information” for additional details.

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months in the Company’s condensed consolidated financial statements relate to fiscal months rather than calendar months. The fiscal nine month period ended September 29, 2024 and October 1, 2023 each had 39 weeks, and the third fiscal quarters of 2024 and 2023 each had 13 weeks.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements (“CCA”) that are service contracts. Capitalized CCA implementation costs are recognized in other assets in the condensed consolidated balance sheets and expensed on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods.
As of September 29, 2024, the net carrying amounts of the Company’s CCA implementation costs were $27.6 million. Amortization of CCA-related assets is classified as a cash operating expense (i.e., not included in amortization or depreciation in the Company’s condensed consolidated financial statements). CCA implementation expenditures are included within cash flows from operating activities in the condensed consolidated statement of cash flows.

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

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Contract Type:
Master services agreements	$569,000	$631,913	$1,571,701	$1,830,242
Bid contracts	151,053	142,976	348,450	403,719
Total revenue	$720,053	$774,889	$1,920,151	$2,233,961

Unit-price contracts	$412,871	$440,787	$1,119,161	$1,191,889
Time and materials contracts	168,940	168,465	417,900	520,350
Fixed-price contracts	138,242	165,637	383,090	521,722
Total revenue	$720,053	$774,889	$1,920,151	$2,233,961
Contract assets and liabilities consisted of the following (in thousands):

	September 29, 2024	December 31, 2023
Current contract assets	$288,568	$269,808
Non-current contract assets	24,097	214
Contract assets, total	312,665	270,022
Contract liabilities	(21,894)	(43,694)
Net contract assets	$290,771	$226,328
Contract assets primarily consist of revenue earned on contracts in progress in excess of billings, which relates to the Company’s rights to consideration for work completed but not billed and/or approved at the reporting date as well as contract retention balances. Contract assets that are not expected to be invoiced and collected within a year of the financial statement date (“Non-current contract assets”) are included in other assets on the condensed consolidated balance sheets. Revenue earned on contracts in progress in excess of billings are transferred to accounts receivable when the rights become unconditional. Non-current contract assets as of September 29, 2024 included approximately $13.2 million of net recovery claims. Claims occur when there is a dispute regarding a change in the scope of work and associated price for work already performed. The Company records estimated claims as variable consideration based on the most likely amount it expects to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty with the variable consideration is resolved.

Total contract assets increased $42.6 million during the fiscal nine months ended September 29, 2024 due primarily to timing of billings. Contract assets are recoverable from the Company’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of the Company’s time and materials (“T&M”) contract arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in revenue earned on contracts in progress in excess of billings and/or unbilled receivables being recorded as revenue is recognized in advance of billings. The lag in billing due to the aforementioned contractual provisions may create circumstances in which material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic or market conditions, could affect the Company’s ability to bill and subsequently collect amounts due. These changes may result in the need to record an estimate of the amount of loss from uncollectible receivables.

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The change in the contract liability balance of $21.8 million from December 31, 2023 to September 29, 2024 was primarily due to revenue recognized that was included in the balance as of December 31, 2023, after which time it became earned and the balance was ultimately realized.

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

As of September 29, 2024, the Company had 42 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 29, 2024 was $249.1 million. The Company expects to recognize the remaining performance obligations of these contracts over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	September 29, 2024	December 31, 2023
Billed on completed contracts and contracts in progress	$253,809	$348,021
Other receivables	2,115	1,945
Accounts receivable, gross	255,924	349,966
Allowance for doubtful accounts	(2,905)	(2,512)
Accounts receivable, net	$253,019	$347,454

4.Segment Information
As of and prior to December 31, 2023, the Company reported its results under the following two reportable segments: Gas Utility Services and Electric Utility Services. In January 2024, the Company appointed a new Chief Executive Officer, who was determined by Centuri to be the Company’s CODM. Following this appointment, the Company underwent an internal personnel reorganization, causing the Company to re-evaluate its reportable segments based on the information reviewed by the new CODM. The Company determined that it was appropriate to re-align its reporting structure from the following two reportable segments: (i) Gas Utility Services; and (ii) Electric Utility Services, to the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). The U.S. Gas and Canadian Gas businesses have historically been part of the Gas Utility Services segment, and the Union Electric and Non-Union Electric businesses have historically been part of the Electric Utility Services segment. All prior year segment financial information has been recast to reflect the new segment structure. Effective July 31, 2024, the Company appointed a new interim Chief Executive Officer who currently acts as the Company’s CODM. However, there has been no change in the information reviewed by the CODM. The CODM allocates resources to and assesses the performance of each reportable segment using information about the reportable segment’s gross profit.

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

Revenue and gross profit by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue:
U.S. Gas	$366,070	$395,745	$933,334	$1,046,964
Canadian Gas	50,354	54,590	125,992	141,977
Union Electric	171,666	204,135	499,728	628,029
Non-Union Electric	128,844	110,715	345,971	380,882
Other	3,119	9,704	15,126	36,109
Consolidated revenue	$720,053	$774,889	$1,920,151	$2,233,961

Gross profit (loss):
U.S. Gas	$27,960	$52,103	$49,140	$99,509
Canadian Gas	11,789	10,020	26,692	22,070
Union Electric	15,427	11,724	38,875	44,030
Non-Union Electric	21,437	12,802	40,474	51,864
Other	(820)	964	(5,605)	2,061
Consolidated gross profit	$75,793	$87,613	$149,576	$219,534
Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
U.S. Gas	$11,194	$11,366	$34,146	$34,428
Canadian Gas	1,459	1,408	4,458	4,211
Union Electric	7,308	9,096	20,958	27,927
Non-Union Electric	6,676	6,464	19,902	20,668
Other	90	82	266	232
Consolidated depreciation expense (1)	$26,727	$28,416	$79,730	$87,466

(1)Depreciation expense within selling, general and administrative expense, which was immaterial for all periods presented, was excluded from the table above as it is not produced or utilized by management to evaluate segment performance.

Separate measures of the Company’s assets and cash flows, with the exception of capital expenditures, are not produced or utilized by management to evaluate segment performance.

Capital expenditures by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
U.S. Gas	$7,276	$14,170	$31,485	$43,900
Canadian Gas (1)	433	1,353	5,285	5,512
Union Electric	7,509	6,743	19,246	21,561
Non-Union Electric	4,293	1,782	9,915	4,315
Other (1)	20	1,810	162	4,322
Consolidated capital expenditures	$19,531	$25,858	$66,093	$79,610
(1)Management determined that certain cash outflows incurred during the six months ended June 30, 2024 related to the implementation of a cloud computing arrangement were incorrectly reported as capital expenditures instead of as operating cash outflows (as required by ASC 350-40). The Company corrected the classification of these expenditures in the condensed consolidated statement of cash flows for the nine months ended September 29, 2024. The Company quantitatively and qualitatively assessed the impact of this error on previously issued financial statements and concluded the impact was not material and will revise the first and second quarter 2024 amounts in future filings.

Foreign Operations

The Company recorded revenue in Canada of approximately $53.5 million (7% of consolidated revenue) and $64.3 million (8%) during the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, and $141.1 million (7%) and $178.1 million (8%) for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively.

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

The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Amounts attributable to common stock:
Net (loss) income attributable to common stock	$(3,652)	$16,182	$(17,023)	$24,484

Weighted average shares:
Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock	88,518	71,666	81,679	71,666
There were no dilutive securities for any periods presented, and therefore the denominator for basic and diluted earnings per share was the same for all periods. There were a de minimis amount of potentially dilutive securities that were antidilutive in the current year periods presented due to the Company recording a net loss for the fiscal three and nine months ended September 29, 2024.

6.Accounts Receivable Securitization Facility
In September 2024, the Company entered into a three-year accounts receivable securitization facility for an aggregate amount of up to $125.0 million (the “Securitization Facility”), with PNC Bank, National Association (“PNC"), to enhance the company's financial flexibility by providing additional liquidity.

Under the Securitization Facility, certain designated subsidiaries of the Company have sold and/or contributed, and will continue to sell and/or contribute, their accounts receivable and contract assets generated in the ordinary course of their businesses and certain related assets to an indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) of the Company created specifically for this purpose. The SPE is a variable interest entity, and the Company is the primary beneficiary and therefore consolidates the SPE. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. The Company and its related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy the creditors or the related subsidiaries. The Company has not recorded any servicing asset or liability related to this continuing involvement as the Company has determined it is compensated adequately for its servicing role. The Company accounts for accounts receivable sold to the banking counterparty as a sale of financial assets and has derecognized the accounts receivable from the condensed consolidated balance sheet for the current period.

In addition, Centuri Group, Inc. has agreed to guarantee the performance of the indirect wholly-owned subsidiaries of the Company and itself as the servicer of their respective obligations under the documentation for the Securitization Facility. Centuri Group, Inc. is not guaranteeing the collectibility of any assets transferred in the Securitization Facility or the creditworthiness of the related obligors. The Securitization Facility is subject to yield charges based upon a rate as specified in the documentation for the Securitization Facility. These yield charges are recorded in interest expense, net on the Company’s condensed consolidated statement of operations, and were not material for the fiscal three or nine months ended September 29, 2024. The Company may incur a recourse obligation in limited circumstances, but the Company has determined this liability is not material.

The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of September 29, 2024. Additionally, the SPE owned accounts receivable and contract assets of $60.6 million and $115.5 million, respectively, as of September 29, 2024, which were not sold to PNC but were pledged as collateral. These balances are primarily included in accounts receivable, net and contract assets (and the accompanying related party captions) in the Company’s condensed consolidated balance sheet, with certain non-current balances being included in other assets. For the nine months ended September 29, 2024, the Company received $125.0 million in cash proceeds from the Securitization Facility, which is recorded in operating cash flows on the condensed consolidated statement of cash flows, and had no repayments on the Securitization Facility. As of September 29, 2024, the Company had no available capacity under the Securitization Facility.

7.Noncontrolling Interests
In connection with the acquisition of Linetec Services, LLC (“Linetec”) in November 2018, the previous owner initially retained a 20% noncontrolling equity interest in the entity, which was reduced to 10% as of December 31, 2023. Additionally, in connection with the acquisition of Riggs Distler & Company, Inc. (“Riggs Distler”), certain members of Riggs Distler management acquired a 1.42% noncontrolling interest in the parent company of Riggs Distler, Drum Parent LLC (formerly Drum Parent, Inc.) (“Drum”), which was reduced to 1.41% as of December 31, 2023. In exchange for the noncontrolling interest in Drum, the Company received a combination of cash and promissory notes (which accrued interest at the prime rate plus 2%) from the noncontrolling interest holders. The Company maintained the right, subject to the passage of time or occurrence of certain triggering events, to repurchase the noncontrolling interests in both Linetec and Riggs Distler at fair value.

In March 2024, the parties agreed to redeem the remaining 10% equity interest for $92.0 million, which resulted in the Company owning all of the equity interest in Linetec. The Company paid the $92.0 million in April, in accordance with the agreement.

During the first quarter of 2024, the Company redeemed various Drum units in satisfaction of all outstanding promissory notes and forgave unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained the 0.47% portion of equity interest in Drum that had been funded through these notes. Additionally, during the first quarter of 2024, the Company reached an agreement to purchase a 0.13% noncontrolling interest in Drum for $0.8 million. The remaining noncontrolling interest in Drum outstanding as of September 29, 2024 was 0.81%.

Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest increased by $0.2 million during the first fiscal quarter of 2024 to the value at which it was redeemed. The estimated redemption value of the Riggs Distler redeemable noncontrolling interest increased by $1.8 million during the fiscal nine month period ended September 29, 2024.

Adjustments to the redemption values have historically impacted retained earnings, as reflected on the condensed consolidated statements of changes in equity. As the Company was in an accumulated deficit position prior to any redemption value adjustment during the fiscal nine months of 2024, the redemption value adjustments during this period were recorded as reductions in additional paid-in capital.

The following table depicts changes to the balance of the redeemable noncontrolling interests (in thousands):

	Linetec Services, LLC	Drum Parent LLC	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	$91,979	$7,283	$99,262
Net (loss) income attributable to redeemable noncontrolling interests	(193)	63	(130)
Redemption value adjustment	193	1,832	2,025
Redeemable noncontrolling interests redeemed	(91,979)	(5,046)	(97,025)
Balance as of September 29, 2024	$-	$4,132	$4,132

8.Goodwill and Intangible Assets
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

Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Gas	Union Electric (1)	Non-Union Electric	Total
Balances as of December 31, 2023	$58,160	$93,911	$56,499	$167,322	$375,892
Effect of exchange rate changes	-	(1,899)	-	-	(1,899)
Balances as of September 29, 2024	$58,160	$92,012	$56,499	$167,322	$373,993
(1) Net of accumulated impairment of $391.1 million as of September 29, 2024 and December 31, 2023.

Goodwill and related accumulated impairment associated with reporting units that do not meet the quantitative thresholds for separate reporting were $10.8 million, resulting in a net carrying value of $0 as of September 29, 2024 and December 31, 2023.

9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 29, 2024	December 31, 2023
Accrued compensation	$85,103	$92,205
Other accrued expenses	58,141	59,751
Accrued insurance	30,538	21,794
Book overdrafts	9,508	13,300
Accrued expenses and other current liabilities	$183,290	$187,050

10.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	September 29, 2024		December 31, 2023
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$116,378	$116,456	$77,121	$77,205
Term loans under loan facility	731,375	727,718	994,238	996,723
Total loan facility	847,753	844,174	1,071,359	1,073,928
Equipment loans:
2.30%, due May 2025	3,077	3,041	5,768	5,618
1.75%, due March 2027	5,569	5,339	7,193	6,740
1.75%, due March 2027	12,995	12,457	16,783	15,727
2.96%, due March 2027	12,962	12,595	16,667	15,903
3.27%, due March 2027	15,326	14,960	20,055	19,237
3.40%, due March 2027	8,067	7,867	10,037	9,641
3.51%, due March 2027	15,659	15,325	20,096	19,342
Total long-term debt	921,408	$915,758	1,167,958	$1,166,136
Current portion of long-term debt	(30,264)		(42,552)
Unamortized discount and debt issuance costs	(12,627)		(17,111)
Long-term debt, net of current portion	$878,517		$1,108,295
(1)Fair values as of September 29, 2024 and December 31, 2023 were determined using the Company’s credit rating.

On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility, which in addition to funding the Riggs Distler acquisition, refinanced the Company’s previous $590 million loan facility. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of September 29, 2024 totaled $2.0 billion. The credit agreement also contains a restriction on dividend payments with a calculated available amount generally defined as 50% of the Company’s rolling twelve-month consolidated net income adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable. The term loan facility matures on August 27, 2028, and the revolving credit facility matures on August 27, 2026.

On May 31, 2023, the Company entered into an amendment to the amended and restated credit agreement to transition the interest rate benchmark for the term loan facility from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) benchmarks. The applicable margins for the term loan facility remained 1.50% for base rate loans and are 2.50% for SOFR loans. Furthermore, the Company’s Canadian entities may borrow under the revolving credit facility with interest rates based on either a “base rate” or the Canadian Overnight Repo Rate Average (“CORRA”) plus the applicable margin, at the borrower’s option. The weighted average interest rate on the term loan facility was 7.87% and 7.97% as of September 29, 2024 and December 31, 2023, respectively.

On November 4, 2022, November 13, 2023, and March 22, 2024, the Company amended the financial covenants of the revolving credit facility. Under the amended terms of the revolving credit facility, the Company was required to maintain certain net leverage ratios, however it also provided that, in the event that a “Qualified IPO” (as defined therein) is consummated prior to March 31, 2025, the maximum net leverage ratio financial covenant would be reduced based on the amount of net proceeds received from such Qualified IPO. Pursuant to these terms, the completion of the Qualified IPO resulted in a change to the maximum net leverage ratio. Based on the amount of proceeds received, the Company is now required to maintain a net leverage ratio of less than a maximum of 5.25 to 1.00 from April 18, 2024 through June 30, 2024, 5.00 to 1.00 from July 1, 2024 through September 29, 2024, 4.25 to 1.00 from September 30, 2024 through December 29, 2024, and 4.00 to 1.00 thereafter. Under the amended terms of the revolving credit facility, the Company is also required to maintain an interest coverage ratio of greater than a minimum of 2.00 to 1.00 from January 1, 2024 through December 29, 2024, and 2.50 to 1.00 thereafter. As of September 29, 2024, the Company was in compliance with all of the financial covenants under the revolving credit facility. The November 4, 2022 amendment to the amended and restated credit agreement increased a letter of credit sub-facility from $100 million to $125 million, and also transitioned the interest rate benchmark for the revolving credit facility from LIBOR to SOFR benchmarks. On May 13, 2024, the Company also amended its revolving credit facility to transition from Canadian Dollar Offered Rate benchmarks to CORRA benchmarks for Canadian dollar borrowing under its revolving credit facility. The applicable margin for the revolving credit facility now ranges from 1.0% to 2.5% for SOFR and CORRA loans and from 0.0% to 1.5% for “base rate” loans, depending on the Company’s net leverage ratio. The Company is also required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio. The weighted average interest rate on the revolving credit facility was 7.23% and 7.66% as of September 29, 2024 and December 31, 2023, respectively.

As of September 29, 2024 and December 31, 2023, the Company had borrowings outstanding of $0.8 billion and $1.1 billion, respectively, under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $218.4 million, net of outstanding letters of credit, of unused capacity on the revolving line of credit as of September 29, 2024. The Company had $59.8 million and $48.6 million of unused letters of credit available as of September 29, 2024 and December 31, 2023, respectively. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of September 29, 2024 and December 31, 2023, there was $3.4 million and $4.2 million, respectively, in debt issuance costs recorded in other assets on the condensed consolidated balance sheets.

As of September 29, 2024, the Company had $72.7 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan are amortized over the term of the related debt, which approximates the effective interest method. As of September 29, 2024 and December 31, 2023, debt issuance costs of $12.6 million and $17.1 million, respectively, were recorded as a reduction to long-term debt on the condensed consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the condensed consolidated statements of operations. During each of fiscal three month periods ended September 29, 2024 and October 1, 2023, amortization of debt issuance costs was $1.5 million and $1.3 million, respectively. During the fiscal nine month periods ended September 29, 2024 and October 1, 2023, amortization of debt issuance costs was $4.1 million and $3.8 million, respectively. The Company incurred a debt extinguishment loss of $1.7 million in the third quarter of 2024 related to the write-off of debt issuance costs associated with its term loan. This loss was recorded within interest expense, net on the Company’s condensed consolidated statement of operations.

The Company currently has seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars. These term loans have prepayment penalties for the first three years of the agreements. The Company did not incur any material prepayment penalties during the first fiscal nine months of 2024 or 2023.

The fair value of the Company’s debt as of September 29, 2024 and December 31, 2023 was $0.9 billion and $1.2 billion, respectively. The carrying value of the Company’s revolving credit facility approximates fair value given interest rates on the revolving credit facility approximate market rates, and typically draws on the revolving credit facility are paid back in a short period of time. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

With the proceeds obtained from the Centuri IPO, the Company paid down $156.0 million of debt under its revolving credit facility and $160.0 million of debt under its term loan facility on April 22, 2024. The Company made an additional prepayment on its term loan debt in September 2024 using $100.0 million of the proceeds from the sale of accounts receivable discussed in “Note 6 — Accounts Receivable Securitization Facility”.

As of September 29, 2024, future principal payments required to be made on existing debt obligations (excluding finance lease obligations, which are discussed in “Note 11 — Leases”) are set forth in the table below (in thousands):

Remainder of 2024	$8,418
2025	29,441
2026	144,911
2027	7,263
2028	731,375
Total	$921,408
No principal payments are due after 2028.

11.Leases
The Company has operating and finance leases for corporate and field offices, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 14 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of September 29, 2024, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Three Months Ended		Fiscal Nine Months Ended
Lease cost	Classification	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$6,700	$5,998	$19,949	$16,055
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	1,765	2,164	6,049	5,837
Interest on lease liabilities	Interest expense, net	316	412	1,021	1,290
Total finance lease cost		2,081	2,576	7,070	7,127
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	27,510	30,903	73,800	90,491
Total lease cost		$36,291	$39,477	$100,819	$113,673
(1)Depreciation is included within cost of revenue in the accompanying condensed consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,784	$15,585
Operating cash flows from finance leases	1,021	1,290
Financing cash flows from finance leases	8,574	9,095
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,710	$37,747
Finance leases	124	1,471
Supplemental information related to leases was as follows:

	September 29, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	6.84	7.45
Finance leases	3.15	3.64

Weighted average discount rate:
Operating leases	5.06%	4.88%
Finance leases	4.19%	4.02%
The following is a schedule of maturities of lease liabilities as of September 29, 2024 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
Remainder of 2024	$6,710	$3,044
2025	23,682	10,264
2026	21,172	7,676
2027	19,475	5,786
2028	17,042	1,779
Thereafter	49,071	746
Total lease payments	137,152	29,295
Less: Amount of lease payments representing interest	(21,104)	(2,110)
Total	$116,048	$27,185
Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.

12.Income Taxes
Historically, including in the first and second quarters of 2024, the Company has calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss. However, because fluctuations in estimated ordinary income can result in significant changes in the estimated annual effective tax rate, the Company determined that this method does not provide a reliable estimate for the fiscal nine months ended September 29, 2024. As such, the Company calculates its interim income tax expense for the fiscal nine months ended September 29, 2024 on a discrete basis, consistent with the guidance in ASC 740-270, Income Taxes - Interim Reporting.

The Company’s effective tax rate for the fiscal three months ended September 29, 2024 and October 1, 2023 was 119.9% and 37.2%, respectively, and for the fiscal nine months ended September 29, 2024 and October 1, 2023 was (3.1)% and 37.3%, respectively. The effective tax rate in the current year periods was impacted by the Company’s use of the actual effective tax rate instead of the estimated annual effective tax rate method used in prior interim periods, as well as the disproportionate amount of non-deductible expenses in relation to income before income taxes.

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

As of September 29, 2024 and December 31, 2023, the total amount of unrecognized tax benefits relating to uncertain tax positions was $0.5 million.

As of September 29, 2024, with certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal 2018. As discussed in “Note 14 — Related Parties”, the Company is a party to a tax matters agreement with Southwest Gas Holdings. The agreement outlines the method in which the Company calculates its income tax liability and the manner in which it either reimburses Southwest Gas Holdings for taxes owed or is reimbursed for credits and net operating losses used.

13.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow disclosures and non-cash investing activity, excluding lease activity (which is disclosed in “Note 11 — Leases”) (in thousands):

	September 29, 2024	October 1, 2023
Non-cash investing activities:
Accrued capital expenditures	$4,008	$6,811
Proceeds from sale of property and equipment in accounts receivable	377	1,074

14.Related Parties
The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. The following table represents the Company’s revenue in dollars and as a percentage of total revenue as well as gross profit in dollars and as a percentage of total gross profit relating to contracts with Southwest Gas Corporation (in thousands):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	September 29, 2024		October 1, 2023		September 29, 2024		October 1, 2023
Revenue	$27,232	4%	$29,250	4%	$79,191	4%	$88,360	4%
Gross Profit	$3,723	5%	$4,401	5%	$7,975	5%	$9,044	4%

As of September 29, 2024 and December 31, 2023, approximately $7.4 million (3%) and $12.3 million (4%), respectively, of the Company’s accounts receivable, and $4.6 million and $3.2 million, respectively, of contract assets were related to contracts with Southwest Gas Corporation. There were no significant related party contract liabilities as of September 29, 2024 or December 31, 2023 with Southwest Gas Corporation.

Additionally, certain costs incurred by Southwest Gas Holdings have been allocated to Centuri, which are settled in cash during the normal course of operations. The Company recorded allocated costs of $0.2 million for the fiscal three months ended October 1, 2023, and $0.5 million and $1.0 million allocated costs for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively. The Company did not record any allocated costs for the fiscal three months ended September 29, 2024. These costs are recorded within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

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
•Tax Matters Agreement: Sets forth responsibilities and obligations with respect to all tax matters, including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to Holdings’ business and taxes arising, under certain circumstances, in connection with the Separation and a distribution to Southwest Gas Holdings stockholders that is currently intended to be tax-free to Southwest Gas Holdings and its stockholders, if effected), tax attributes, tax contests and tax returns (including Centuri’s continued inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with Southwest Gas Holdings for applicable tax periods following the Separation, and Centuri’s continuing joint and several liability with Southwest Gas Holdings for such tax returns). As of September 29, 2024 and December 31, 2023, there were no amounts due to or from Southwest Gas Holdings related to income taxes.
•Registration Rights Agreement: Grants to Southwest Gas Holdings certain registration rights with respect to the shares of Centuri common stock owned by Southwest Gas Holdings following the Centuri IPO.

The Company’s former chief executive officer and current member of the Company’s Board of Directors, began serving as the chief executive officer and president of one of the Company’s existing customer in August of 2024. Revenue with this customer for the fiscal three and nine months ended September 29, 2024 was $36.7 million and $100.0 million, respectively. As of September 29, 2024, approximately $11.3 million (4.5%), and $22.0 million (7.6%) of the Company’s accounts receivable and contract assets, respectively, were related to contracts with this customer. There were no significant contract liabilities as of September 29, 2024 with this customer.

In November 2021, certain members of Riggs Distler management acquired a 1.42% interest in Drum. See “Note 7 — Noncontrolling Interests” for more information. A portion of the redeemable noncontrolling interest acquired was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%. The promissory notes are payable by the noncontrolling interest holders upon certain triggering events, including, but not limited to, termination of employment or the redemption of any interest under the agreement. The promissory notes and related interest income are recorded in additional paid-in capital, a component of total equity, on the condensed consolidated balance sheets. During the first quarter of 2024, the Company redeemed various Drum units in satisfaction of all outstanding promissory notes and forgave unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained the 0.47% portion of equity interest in Drum that had been funded through these notes. Additionally, during the first quarter of 2024, the Company reached an agreement to purchase a 0.13% noncontrolling interest in Drum for $0.8 million. The remaining noncontrolling interest in Drum outstanding as of September 29, 2024 was 0.81%.

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

Concentration of Credit Risk

The Company provides full-service utility services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than 10%. No customers accounted for more than 10% of revenue during the fiscal three or nine month periods ended September 29, 2024 or October 1, 2023. No customer had a combined accounts receivable and contract asset balance above 10% of the consolidated accounts receivable and contract assets balance. One Union Electric customer had a combined accounts receivable and contract asset balance of $84.3 million as of December 31, 2023, which was approximately 14% of the consolidated balance of these accounts.

The Company primarily uses three financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of September 29, 2024. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of September 29, 2024, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of September 29, 2024, the estimated total amount of outstanding performance and payment bonds was approximately $637.3 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $289.6 million as of September 29, 2024.

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

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and years throughout relate to fiscal months and years rather than calendar months and years. The first fiscal nine months of 2024 and 2023 ended on September 29, 2024 and October 1, 2023, respectively, and each period had 39 weeks. The third fiscal quarters of 2024 and 2023 each had 13 weeks.

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
Appointment of Chief Executive Officer
As disclosed in our Form 8-K dated November 5, 2024, on November 4, 2024, Christian (Chris) Brown was appointed as President and Chief Executive Officer of the Company and as a member of our Board of Directors (“the Board”) with a term expiring at the annual meeting to be held in 2025, effective December 3, 2024. In connection with this appointment, William J. Fehrman notified the Board of his resignation as a Director of the Board, effective December 3, 2024. Mr. Fehrman’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Segment Information

As of and prior to December 31, 2023, we reported our results under the following two reportable segments: Gas Utility Services and Electric Utility Services. In January 2024, we appointed a new Chief Executive Officer, who we determined to be our chief operating decision maker (“CODM”). Following this appointment, we underwent an internal personnel reorganization, causing us to re-evaluate our reportable segments based on the information reviewed by the new CODM. We determined that it was appropriate to re-align our reporting structure from the following two reportable segments: (i) Gas Utility Services; and (ii) Electric Utility Services, to the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). The U.S. Gas and Canadian Gas businesses have historically been part of our Gas Utility Services segment, and the Union Electric and Non-Union Electric businesses have historically been part of our Electric Utility Services segment. All prior year segment financial information has been recast to reflect the new segment structure. Effective July 31, 2024, we appointed an interim Chief Executive Officer who currently acts as the Company’s CODM. However, there has been no change in the information reviewed by the CODM.

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

Inflation

Our operations are affected by increases in prices, whether caused by inflation, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Our actual costs at times can exceed the contractual caps, and therefore negatively impact our operations. Additionally, rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations. Overall, the third quarter of 2024 was not significantly impacted by inflation when compared to the same quarter in the prior year, as we have begun to see slower growth in prices in recent periods.

Backlog

Backlog represents estimates of revenue to be realized under long-term master service agreements (“MSAs”) and bid agreements. Backlog differs from remaining performance obligations disclosed in “Note 3 — Revenue and Related Balance Sheet Accounts” to the condensed consolidated financial statements, as remaining performance obligations are limited to contractually obligated revenue on our contracts that exceed one year, which is typically only bid projects, whereas backlog is inclusive of all contracts regardless of length and includes estimated future work under MSAs. Generally, customers are not contractually committed to specific volumes of work under MSAs, and MSAs may be terminated by either party upon notice. Revenue estimates for MSAs are based on historical customer trends. Projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected. Backlog as of September 29, 2024 was approximately $4.3 billion, approximately 87% of which related to MSAs, and backlog as of December 31, 2023 was approximately $5.1 billion, approximately 90% of which related to MSAs.

Results of Operations
Our results of operations, on a consolidated basis and by segment, for the fiscal three and nine months ended September 29, 2024 and October 1, 2023 are set forth below.

Three months ended September 29, 2024 compared to the three months ended October 1, 2023

The following table summarizes our consolidated results of operations for the fiscal three months ended September 29, 2024, and October 1, 2023 including as a percentage of revenue, as well as the dollar and percentage change from the prior year period.

	Fiscal Three Months Ended				Change
(dollars in thousands)	September 29, 2024		October 1, 2023		$	%
Revenue, net	$720,053	100.0%	$774,889	100.0%	$(54,836)	(7.1%)
Cost of revenue (including depreciation)	644,260	89.5%	687,276	88.7%	(43,016)	(6.3%)
Gross profit	75,793	10.5%	87,613	11.3%	(11,820)	(13.5%)
Selling, general and administrative expenses	27,213	3.8%	27,993	3.6%	(780)	(2.8%)
Amortization of intangible assets	6,662	0.9%	6,670	0.9%	(8)	(0.1%)
Operating income	41,918	5.8%	52,950	6.8%	(11,032)	(20.8%)
Interest expense, net	23,925	3.3%	26,131	3.4%	(2,206)	(8.4%)
Other income, net	(160)	0.0%	(109)	(0.1%)	(51)	46.8%
Income before income taxes	18,153	2.5%	26,928	3.5%	(8,775)	(32.6%)
Income tax expense	21,770	3.0%	10,010	1.3%	11,760	117.5%
Net (loss) income	(3,617)	(0.5%)	16,918	2.2%	(20,535)	(121.4%)
Net income attributable to noncontrolling interests	35	—%	736	0.1%	(701)	(95.2%)
Net (loss) income attributable to common stock	$(3,652)	(0.5%)	$16,182	2.1%	$(19,834)	(122.6%)
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

	Fiscal Three Months Ended				Change
(dollars in thousands)	September 29, 2024		October 1, 2023		$	%
Revenue:
U.S. Gas	$366,070	50.8%	$395,745	51.1%	$(29,675)	(7.5%)
Canadian Gas	50,354	7.0%	54,590	7.0%	(4,236)	(7.8%)
Union Electric	171,666	23.8%	204,135	26.3%	(32,469)	(15.9%)
Non-Union Electric	128,844	17.9%	110,715	14.3%	18,129	16.4%
Other	3,119	0.5%	9,704	1.3%	(6,585)	(67.9%)
Consolidated revenue	$720,053	100.0%	$774,889	100.0%	$(54,836)	(7.1%)
Gross profit (loss):
U.S. Gas	$27,960	7.6%	$52,103	13.2%	$(24,143)	(46.3%)
Canadian Gas	11,789	23.4%	10,020	18.4%	1,769	17.7%
Union Electric	15,427	9.0%	11,724	5.7%	3,703	31.6%
Non-Union Electric	21,437	16.6%	12,802	11.6%	8,635	67.5%
Other	(820)	(26.3%)	964	9.9%	(1,784)	NM
Consolidated gross profit	$75,793	10.5%	$87,613	11.3%	$(11,820)	(13.5%)
NM — Percentage is not meaningful

•Revenue from our U.S. Gas segment totaled $366.1 million, reflecting a decrease of $29.7 million, or 7.5%, compared to the prior year period. This decrease was largely due to a reduction in net volumes under existing customer MSAs. As a percentage of revenue, gross profit decreased to 7.6% in the current period from 13.2% in the same period from the prior year. Profitability was negatively affected primarily by mix of bid work, as the same quarter in the prior year benefited from a highly profitable bid project. Additionally, the current quarter was impacted by lower utilization of fixed costs stemming from reduced revenues, lower productivity on MSA and bid jobs, caused in part by higher rental and repairs and maintenance costs due to equipment issues experienced, and higher costs of insurance claims. Revenue from Southwest Gas Corporation totaled $27.2 million for the current period compared to $29.3 million in the prior year period.

•Revenue from our Canadian Gas segment totaled $50.4 million, reflecting a decrease of $4.2 million, or 7.8%, compared to the prior year period. This decrease was primarily due to a reduction in net volumes under existing

MSAs. As a percentage of revenue, gross profit increased to 23.4% in the current period as compared to 18.4% in the same period from the prior year primarily due to favorable changes in mix of work.

•Revenue from our Union Electric segment totaled $171.7 million, reflecting a decrease of $32.5 million, or 15.9%, compared to the prior year period. This decrease was driven by a decline in offshore wind revenue of $38.0 million due to timing of projects, partially offset by increased revenue on bid projects. Storm restoration services revenue for the Union Electric segment was $6.7 million for the current period compared to $10.8 million for the prior year period. As a percentage of revenue, gross profit increased to 9.0% in the current period as compared to 5.7% in the prior year period as the segment experienced higher margins on their increased bid volumes.

•Revenue from our Non-Union Electric segment totaled $128.8 million, reflecting an increase of $18.1 million, or 16.4%, compared to the prior year period. This increase was primarily due to revenue from storm restoration services which accounted for $34.7 million of the segment’s revenue for the current period, compared to $8.1 million for the prior year period. As a percentage of revenue, gross profit increased to 16.6% in the current period compared to 11.6% in the prior year period, primarily due to the higher profitability of storm work, mainly resulting from the impacts of Hurricane Beryl early in the quarter and Hurricane Helene in the last few days of the period.
•Revenue from non-reportable segments decreased due to timing of bid projects.

Selling, General and Administrative Expenses

Selling, general and administrative costs decreased by $0.8 million, or 2.8%, in the current period compared to the same period in the prior year. The Company incurred $1.4 million in transaction fees in association with its accounts receivable securitization facility (“Securitization Facility”) in the current quarter, but incurred lower payroll costs than in the same quarter of the prior year due in part to the restructuring activities that took place in prior periods.

Amortization of Intangible Assets

Amortization expense remained consistent in the current period compared to the same period in the prior year as there were no changes to our amortizable base of intangible assets.

Interest Expense, Net

The decrease in interest expense, net in the current period compared to the prior year period was primarily due to a reduction in average debt balance as we paid down $156.0 million of debt under our revolving credit facility and $160.0 million of debt under our term loan facility with proceeds from our IPO and private placement on April 22, 2024. This decrease was partially offset by $1.7 million recorded in interest expense in the current quarter related to a write-off of debt issuance costs associated with our term loan which was partially paid down using proceeds from the Securitization Facility.

Income Tax

The Company’s effective tax rate for the fiscal three months ended September 29, 2024 and October 1, 2023 was 119.9% and 37.2%, respectively. The effective tax rate in the current quarter was impacted by our use of the actual effective tax rate instead of the estimated annual effective tax rate method used in prior interim periods (refer to “Note 12 — Income Taxes” to the condensed consolidated financial statements for further discussion).

Consolidated Results

Nine months ended September 29, 2024 compared to the nine months ended October 1, 2023

The following tables and discussion summarize our consolidated results of operations for the fiscal nine months ended September 29, 2024, and October 1, 2023 including as a percentage of revenue, as well as the dollar and percentage change between fiscal quarters.

	Fiscal Nine Months Ended				Change
(dollars in thousands)	September 29, 2024		October 1, 2023		$	%
Revenue, net	$1,920,151	100.0%	$2,233,961	100.0%	$(313,810)	(14.0%)
Cost of revenue (including depreciation)	1,770,575	92.2%	2,014,427	90.2%	(243,852)	(12.1%)
Gross profit	149,576	7.8%	219,534	9.8%	(69,958)	(31.9%)
Selling, general and administrative expenses	76,461	4.0%	81,632	3.6%	(5,171)	(6.3%)
Amortization of intangible assets	19,991	1.0%	20,007	0.9%	(16)	(0.1%)
Operating income	53,124	2.8%	117,895	5.3%	(64,771)	(54.9%)
Interest expense, net	70,653	3.7%	73,032	3.3%	(2,379)	(3.3%)
Other income, net	(899)	0.0%	(312)	0.0%	(587)	188.1%
(Loss) income before income taxes	(16,630)	(0.9%)	45,175	2.0%	(61,805)	(136.8%)
Income tax expense	523	—%	16,835	0.7%	(16,312)	(96.9%)
Net (loss) income	(17,153)	(0.9%)	28,340	1.3%	(45,493)	(160.5%)
Net (loss) income attributable to noncontrolling interests	(130)	—%	3,856	0.2%	(3,986)	(103.4%)
Net (loss) income attributable to common stock	$(17,023)	(0.9%)	$24,484	1.1%	$(41,507)	(169.5%)
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

	Fiscal Nine Months Ended				Change
(dollars in thousands)	September 29, 2024		October 1, 2023		$	%
Revenue:
U.S. Gas	$933,334	48.6%	$1,046,964	46.9%	$(113,630)	(10.9%)
Canadian Gas	125,992	6.6%	141,977	6.4%	(15,985)	(11.3%)
Union Electric	499,728	26.0%	628,029	28.1%	(128,301)	(20.4%)
Non-Union Electric	345,971	18.0%	380,882	17.0%	(34,911)	(9.2%)
Other	15,126	0.8%	36,109	1.6%	(20,983)	(58.1%)
Consolidated revenue	$1,920,151	100.0%	$2,233,961	100.0%	$(313,810)	(14.0%)
Gross profit (loss):
U.S. Gas	$49,140	5.3%	$99,509	9.5%	$(50,369)	(50.6%)
Canadian Gas	26,692	21.2%	22,070	15.5%	4,622	20.9%
Union Electric	38,875	7.8%	44,030	7.0%	(5,155)	(11.7%)
Non-Union Electric	40,474	11.7%	51,864	13.6%	(11,390)	(22.0%)
Other	(5,605)	(37.1%)	2,061	5.7%	(7,666)	NM
Consolidated gross profit	$149,576	7.8%	$219,534	9.8%	$(69,958)	(31.9%)
NM — Percentage is not meaningful

•Revenue from our U.S. Gas segment totaled $933.3 million, reflecting a decrease of $113.6 million, or 10.9%, compared to the prior year period. This decrease was largely due to a reduction in net volumes under existing customer MSAs stemming primarily from delayed or unfavorable regulatory decisions faced by key customers and timing of bid projects, as the prior year benefited from the commencement of a large project that was substantially complete in the third quarter of 2023. As a percentage of revenue, gross profit decreased to 5.3% in the current period from 9.5% in the prior year period. Profitability was negatively affected by lower margins on bid work as well as higher costs of insurance claims. Additionally, the prior year period reflected higher utilization of fixed costs due to increased volumes on both MSA and bid projects. Revenue from Southwest Gas Corporation totaled $79.2 million for the current period compared to $88.4 million in the prior year period.

•Revenue from our Canadian Gas segment totaled $126.0 million, reflecting a decrease of $16.0 million, or 11.3%, compared to the prior year period. This decrease was primarily due to a reduction in net volumes under existing

MSAs. As a percentage of revenue, gross profit increased to 21.2% in the current period as compared to 15.5% in the prior year period primarily due to favorable changes in mix of work.

•Revenue from our Union Electric segment totaled $499.7 million, reflecting a decrease of $128.3 million, or 20.4%, compared to the prior year period. This decrease was driven by a decline in offshore wind revenue of $71.4 million due to timing of projects, as well as a reduction in net volumes under existing customer MSAs. Storm restoration services revenue for the Union Electric segment was $20.3 million for the current period compared to $24.2 million for the prior year period. As a percentage of revenue, gross profit increased to 7.8% in the current period as compared to 7.0% in the prior year period primarily due to changes in the mix of work and in part from cost savings realized due to restructuring activities which occurred in the prior period.

•Revenue from our Non-Union Electric segment totaled $346.0 million, reflecting a decrease of $34.9 million, or 9.2%, compared to the prior year period. This decrease was primarily driven by a decrease in volumes under existing MSAs, partially offset by an increase in storm restoration services revenue of $7.5 million (which was $66.7 million for the first nine months of 2024 compared to $59.2 million for the same period in 2023). As a percentage of revenue, gross profit decreased to 11.7% in the current period, compared to 13.6% in the same period from the prior year. Profitability was negatively affected by unfavorable changes in mix of work and underutilization of fixed costs stemming from lower work hours.
•Revenue from non-reportable segments decreased due to timing of bid projects, and profitability was negatively impacted by performance issues on certain bid projects.

Selling, General and Administrative Expenses

Selling, general and administrative costs decreased by $5.2 million, or 6.3%, in the current period compared to the same period in the prior year primarily due to lower incentive compensation during the current period and reductions in corporate salary and benefit costs stemming in part from the restructuring activities that have taken place, partially offset by $1.4 million in transaction fees incurred in association with the Company’s Securitization Facility.

Amortization of Intangible Assets

Amortization expense remained consistent between periods as there were no changes to our amortizable base of intangible assets.

Interest Expense, Net

Interest expense, net decreased by $2.4 million between periods due to a reduction in average debt balance, partially offset by higher interest rates on outstanding variable-rate borrowings and $1.7 million recorded in interest expense related to a write-off of debt issuance costs associated with our term loan which was partially paid down using proceeds from the Securitization Facility.

Income Tax

The Company’s effective tax rate for the fiscal nine months ended September 29, 2024 and October 1, 2023 was (3.1)% and 37.3%, respectively. The effective tax rate for the current period was impacted by the disproportionate amount of non-deductible expenses in relation to income before income taxes as well our use of the actual effective tax rate instead of the estimated annual effective tax rate method used in prior interim periods (refer to “Note 12 — Income Taxes” to the condensed consolidated financial statements for further discussion).

Non-GAAP Financial Measures
We prepare and present our financial statements in accordance with GAAP. However, management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income, all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) non-cash stock-based compensation expense, (ii) strategic review costs, (iii) severance costs, (iv) securitization facility transaction fees, (v) CEO transition costs. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue.

Adjusted Net Income is defined as net (loss) income adjusted for (i) strategic review costs, (ii) severance costs, (iii) amortization of intangible assets, (iv) securitization facility transaction fees, (v) CEO transition costs, (vi) loss on debt extinguishment, (vii) non-cash stock-based compensation expense, and (viii) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods.

Using EBITDA as a performance measure has material limitations as compared to net (loss) income, or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenue, depreciation and amortization are necessary elements of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net income (loss). When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income/loss in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the Company on a full-cost, after-tax basis.

As to certain of the items related to Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income: (i) non-cash stock-based compensation expense varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) strategic review and related costs incurred in connection with the separation and stand up of Centuri as its own public company are non-recurring; (iii) severance costs relate to non-recurring restructuring activities, (iv) securitization facility transaction fees represent legal and other professional fees incurred to establish our Securitization Facility, (v) CEO transition costs represent incremental costs incurred to find and hire a replacement CEO, and (vi) loss on debt extinguishment relates to the write-off of debt issuance costs on the Company’s term loan. Because EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income, as defined, exclude some, but not all, items that affect net (loss) income, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net (loss) income, and information reconciling the GAAP and non-GAAP financial measures, are set forth below.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net (loss) income to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(dollars in thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net (loss) income	$(3,617)	$16,918	$(17,153)	$28,340
Interest expense, net	23,925	26,131	70,653	73,032
Income tax expense	21,770	10,010	523	16,835
Depreciation expense	26,546	29,582	81,921	90,975
Amortization of intangible assets	6,662	6,670	19,991	20,007
EBITDA	75,286	89,311	155,935	229,189
Non-cash stock-based compensation	1,318	1,316	810	2,149
Strategic review costs	—	549	2,010	1,777
Severance costs	531	335	7,188	567
Securitization facility transaction fees	1,393	—	1,393	—
CEO transition costs	233	—	233	—
Adjusted EBITDA	$78,761	$91,511	$167,569	$233,682
Adjusted EBITDA Margin (% of revenue)	10.9%	11.8%	8.7%	10.5%
Adjusted Net Income

The following table presents reconciliations of net (loss) income to Adjusted Net Income for the specified periods:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(dollars in thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net (loss) income	$(3,617)	$16,918	$(17,153)	$28,340
Strategic review costs	—	549	2,010	1,777
Severance costs	531	335	7,188	567
Amortization of intangible assets	6,662	6,670	19,991	20,007
Securitization facility transaction fees	1,393	—	1,393	—
CEO transition costs	233	—	233	—
Loss on debt extinguishment	1,726	—	1,726	—
Non-cash stock-based compensation	1,318	1,316	810	2,149
Income tax impact of adjustments(1)	(2,966)	(2,217)	(8,339)	(6,125)
Adjusted Net Income	$5,280	$23,571	$7,859	$46,715
(1)Calculated based on a blended statutory tax rate of 25%.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt.

As of September 29, 2024 and December 31, 2023, cash and cash equivalents were $52.5 million and $33.4 million, respectively. Historically, our primary sources of liquidity have been cash flows from operations and debt financing. As discussed in “Note 1 — Description of Business” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and “The Offering” within the IPO Prospectus, the Centuri IPO and concurrent private placement have led to changes in our capital structure and sources of liquidity. As part of the Centuri IPO and concurrent private placement which closed on April 22, 2024, we received total net proceeds of $328.0 million in exchange for 16,851,929 shares of our common stock, with $316.0 million of the proceeds being used to pay down our existing debt. In September 2024, we entered into our Securitization Facility with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable and used a majority of the proceeds to pay down our existing debt. Under the Securitization Facility, certain designated subsidiaries of the Company have sold and/or contributed, and will continue to sell and/or contribute, their accounts receivable and contract assets generated in the ordinary course of their business and certain related assets to an indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) of the Company created specifically for this purpose. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. The Company accounts for accounts receivable sold to the banking counterparty as a sale of financial assets and has derecognized the accounts receivable from the condensed consolidated balance sheet for the current period. The total outstanding balance of accounts receivable that have been sold and derecognized is $125.0 million as of September 29, 2024. As of September 29, 2024, we had no available capacity under the Securitization Facility. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for at least the next 12 months.

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

Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Nine Months Ended
(dollars in thousands)	September 29, 2024	October 1, 2023
Net cash provided by operating activities	$97,232	$61,809
Net cash used in investing activities	(59,291)	(71,937)
Net cash used in financing activities	(18,747)	(21,487)
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

Net cash provided by operating activities for the fiscal nine months ended September 29, 2024 was $97.2 million, compared to $61.8 million for the fiscal nine months ended October 1, 2023, representing an increase in operating cash flows of $35.4 million, primarily due to $125.0 million cash received as part of our Securitization Facility, net of other changes in net working capital and reductions in net income.

Investing Activities

Net cash used in investing activities was $59.3 million in the period ended September 29, 2024 compared to $71.9 million for October 1, 2023, a decrease of $12.6 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal nine months ended September 29, 2024 and October 1, 2023, we had capital expenditures of $66.1 million and $79.6 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $6.8 million and $7.7 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively.

Financing Activities

Net cash used in financing activities increased by $2.7 million during the fiscal nine months ended September 29, 2024 compared to the fiscal nine months ended October 1, 2023. Significant changes in financing activities during the current fiscal year include cash inflows from net proceeds from the Centuri IPO and private placement of $328.0 million, and cash flow outflows for the $160.0 million payment on our term loan and $156.0 million payment on our revolving credit facility with IPO proceeds, $100.0 million payment on our term loan with proceeds from the Securitization Facility, and our redemption of redeemable noncontrolling interest for $92.8 million.

Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. The revenue from our Canadian operations was approximately 7% and 8% of total revenue, for the fiscal nine months ended September 29, 2024, and October 1, 2023, respectively. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

Credit Facilities

Term Loan and Revolving Credit Facility

We have a senior secured revolving credit and term loan multi-currency facility. The line of credit portion comprises $400 million, and associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing as of August 27, 2021. The term loan facility expires on August 27, 2028, and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows us to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility totaled $2.0 billion as of September 29, 2024 and $2.1 billion as of December 31, 2023. During the fiscal nine month period ended September 29, 2024, the maximum amount outstanding on the combined facility was $1.117 billion, at which point $991.4 million was outstanding on the term loan portion of the facility. As of September 29, 2024 and December 31, 2023, $116.4 million and $77.1 million, respectively, was outstanding on the revolving credit facility, in addition to $731.4 million and $994.2 million, respectively, that was outstanding on the term loan portion of the facility. Also as of September 29, 2024 and December 31, 2023, there was approximately $218.4 million and $246.5 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $59.8 million and $48.6 million of unused letters of credit available as of September 29, 2024 and December 31, 2023, respectively.

On March 22, 2024, we amended the financial covenants of the revolving credit facility (the “2024 Credit Facility Amendment”) to increase the maximum net leverage ratio. The terms of the amended revolving credit facility required us to maintain certain net leverage ratios, which have since been superseded as noted in the paragraph below.

With the proceeds obtained from the Centuri IPO, we paid down $156.0 million of debt under our revolving credit facility and $160.0 million of debt under our term loan facility. Pursuant to the terms of our 2024 Credit Facility Amendment, completion of the Qualified IPO resulted in a change to the maximum net leverage ratio based on the amount of proceeds received. We are now required to maintain a net leverage ratio of less than a maximum of 5.25 to 1.00 from April 18, 2024 through June 30, 2024, 5.00 to 1.00 from July 1, 2024 through September 29, 2024, and 4.25 to 1.00 from September 30, 2024 through December 29, 2024, and 4.00 to 1.00 thereafter.
We made an additional prepayment on our term loan debt in September 2024 using $100.0 million of the proceeds from our Securitization Facility.

As a result of the prepayments on our term loan and revolving credit facility, our contractually obligated principal payments on long-term debt over are now as follows (dollars in thousands):

Remainder of 2024	$8,418
2025	29,441
2026	144,911
2027	7,263
2028	731,375
Total	$921,408

Based on the weighted average interest rate on the term loan facility of 7.87% as of September 29, 2024, the prepayment of our term loan with proceeds from the IPO reduces our contractually obligated interest payments on our term loan by approximately $3.1 million throughout the remainder of 2024, $22.0 million between 2025 and 2026, and $15.8 million between 2027 and 2028.
Equipment Term Loans

We currently have seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars. These term loans have prepayment penalties for the first three years of the agreements. We did not incur any material prepayment penalties on any of our equipment loans during the first fiscal nine months of 2024 or 2023.

Recently Issued Accounting Pronouncements

Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions. A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the IPO Prospectus. We are required to make estimates and judgments in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the fiscal nine months ended September 29, 2024, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the fiscal nine months ended September 29, 2024. Refer to “Quantitative and Qualitative Disclosures about Market Risk” within the IPO Prospectus for information on financial market risk related to changes in interest rates and currency exchange rates. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.

For a discussion of our concentration of credit risk, refer to “Note 15 — Commitments and Contingencies” to our condensed consolidated financial statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 14d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation, and both concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2024 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the fiscal three months ended September 29, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-278834	4.1	April 19, 2024

3.2	Amended and Restated Bylaws of the Registrant	S-8	333-278834	4.2	April 19, 2024

10.1†	Consulting Agreement by and between Centuri Holdings, Inc. and Paul J. Caudill, dated as of July 16, 2024	8-K/A	001-42022	10.1	July 17, 2024

10.2†	Transition Agreement by and between Centuri Holdings, Inc. and William J. Fehrman, dated as of July 13, 2024	8-K/A	001-42022	10.2	July 17, 2024

10.3	Receivables Purchase Agreement, dated as of September 20, 2024, among Centuri Special Purpose Entity, LLC, as seller, Centuri Group, Inc., as servicer, the persons from time to time party thereto, as purchasers, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent.	8-K	001-42022	10.1	September 25, 2024

10.4	Sale and Contribution Agreement, dated as of September 20, 2024, among Centuri Group, Inc., as servicer, the originators from time to time party thereto, as sellers and contributors, and Centuri Special Purpose Entity, LLC, as buyer.	8-K	001-42022	10.2	September 25, 2024

10.5	Performance Guaranty, dated as of September 20, 2024, by Centuri Group, Inc., as performance guarantor, in favor of PNC Bank, National Association, as administrative agent.	8-K	001-42022	10.3	September 25, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

________
†Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURI HOLDINGS, INC.

Date: November 6, 2024	By:	/s/ Gregory A. Izenstark
Gregory A. Izenstark
Chief Financial Officer (Principal Financial and Accounting Officer)