Form 10-K
period 2024-12-29
Centuri Holdings, Inc.
filed 2025-02-26
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐   No ☒

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024, based upon the closing price of the common stock as reported by the New York Stock Exchange on such date, was approximately $325.2 million
As of February 14, 2025, the number of outstanding shares of Common Stock of the Registrant was 88,517,521.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation and the economy, generally. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast,” “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.

Specific forward-looking statements in this Annual Report on Form 10-K include:
•Our belief that our brand, scale, experience and fulsome service offerings comprise the necessary profile to attract and retain the best talent and to competitively position ourselves among the largest providers in the sector, while prioritizing the safety of our employees, customers and other stakeholders;
•Our belief that our cash and cash equivalents are managed by high credit quality financial institutions;
•Our belief that our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for at least the next 12 months;
•Our belief that the trends listed in “Factors Affecting our Results of Operations” represent a significant challenge for utilities, but also an opportunity for outsourced utility infrastructure services companies to build and maintain more efficient, sustainable infrastructure that can meet the energy needs of future generations;
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
•Our belief that any liabilities resulting from any known legal matters, including the City of Chicago matter described in “Note 18 — Commitments and Contingencies — Legal Proceedings”, will not have a material effect on the financial position, results of operations or cash flows;
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
•Our belief that rising fuel, labor and material costs could continue to have a negative effect on our results of operations or that fluctuations in the price or availability of materials and equipment could impact costs to complete projects or result in the postponement of projects;
•Our belief that changes in interest rates on our variable-rate debt could have an effect on our business, financial condition and results of operation; and
•Our belief that projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected.

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
•Existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs;
•Failure of our partners, suppliers or subcontractors to perform their obligations;
•Cyber-security breaches;
•Failure to maintain safe worksites;
•Risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics, political crises or other catastrophic events, such as the conflict in the Middle East and the ongoing war in Ukraine;
•The impact of changes to federal policies, including those with respect to taxes, trade policies and tariffs, that affect U.S. relations with the rest of the world;
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
•Our ability to continue to remain within the ratios and other limits in our debt covenants;
•Failure to implement strategic and operational initiatives;
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

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including in Item 1A Risk Factors in Part I of this Annual Report on Form 10-K.

Part I
Item 1. Business

Overview

Centuri is a leading North American utility infrastructure services company with over 115 years of operating history that partners with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. We serve as a long-term strategic partner to, and an extension of, North America’s electric, gas and combination utility providers, delivering a wide range of infrastructure solutions that ensure safe, reliable and environmentally sustainable energy operations. Our service offerings primarily consist of the modernization of utility infrastructure through the replacement, maintenance, retrofitting and installation of electric and natural gas distribution and utility-scale transmission networks to meet current and future demands. We also serve complementary, attractive and growing end markets such as renewable energy associated with the expected energy transition, data centers and 5G datacom. Our essential services enable our customers to enhance the safety, reliability and environmental sustainability of the electric and natural gas networks that consumers rely upon to meet their essential and evolving energy needs. Guided by our values and unwavering commitment to serve as long-term partners to customers and communities, our more than 8,600 employees enable our customers to safely and reliably deliver electricity and natural gas and achieve their goals for environmental sustainability.

During the fiscal year ended December 29, 2024 (“fiscal 2024”), we served over 400 customers. Our customers include American Electric Power, Enbridge, Entergy, Exelon, NiSource, National Grid, Sempra Energy and Southern Company, among others. Our top 20 customers are almost exclusively investment-grade utilities and represented 67% of our revenues during fiscal 2024.

We believe our brand, scale, experience and fulsome service offerings comprise the necessary profile to attract and retain the best talent and to competitively position ourselves among the largest providers in the sector, while prioritizing the safety of our employees, customers and other stakeholders. We place a strong emphasis on employee training and development and have implemented a robust safety program that strives to ensure all projects are executed with the highest level of safety and quality standards.

We operate through a family of complementary companies that work together across different geographies, allowing us to establish solid customer relationships and a strong reputation for a wide range of capabilities. Operating across the utility value chain allows us to address diverse customer initiatives, and our knowledge, expertise and resources enable us to deliver successful projects that meet these ever-evolving needs. Furthermore, the composition of our workforce, which includes both union and non-union field labor, enables us to access a wide range of opportunities across regions, customers and projects.

Our core operations are focused on modernizing utility infrastructure, which reduces risks of hazardous gas leaks, reduces methane emissions from natural gas pipelines, hardens electric infrastructure from weather events — thereby increasing electric grid and delivery infrastructure resiliency, and improving the overall safety, reliability, and sustainability of North American energy networks.

Numerous infrastructure replacements or upgrades are needed to accommodate incremental demands from the broader transition to clean energy sources. We are strongly positioned to support this transition by providing the infrastructure needed to connect renewable energy to existing distribution systems, as well as expanding electric grid capacity and modernizing electric and gas delivery infrastructure to support future demand. Examples of this work include supporting installation and maintenance of the infrastructure needed to transport renewable natural gas from dairy farms and landfills, enabling grid connectivity for wind and solar energy, and building out infrastructure for electric vehicle (“EV”) charging stations and battery storage facilities.

We currently operate across 87 locations in 45 U.S. states and two Canadian provinces, enabling us to support our customers across multiple geographies. The majority of our customer relationships are governed by long-term master service agreements (“MSAs”), comprising approximately 80% of our total revenue during fiscal 2024. Additionally, of the remaining 20% of our total revenue that was generated from bid contracts, 9% was generated from existing MSA customers. We predominantly perform smaller, lower-risk distribution projects for our customers. Our focus on MSA-driven work, long-term customer partnerships and recurring maintenance-oriented work orders provides us greater visibility to our demand outlook.

We maintained a favorable mix of contracts, with 80% of our fiscal 2024 revenue generated from variable-priced contracts (57% of revenue from unit-priced contracts and 23% from time and materials (“T&M”) contracts). We believe that the limited number of fixed-price contracts we work under, which represented the remaining 20% of our fiscal 2024 revenue, is among the lowest in the industry and serves to minimize execution risk across our operations.

We are committed to sustainability through our work, which modernizes infrastructure to serve the future, and in our operations where we adhere to an internal set of guiding principles that ensure we operate with the highest standards of integrity and sustain a lasting business.

Our Business Lines

We report our results under four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”).

U.S. Gas

U.S. Gas provides comprehensive services, including maintenance, replacement, repair and installation for local natural gas distribution utilities (“LDCs”) focused on the modernization of customers’ infrastructure throughout the United States. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, utility-scale transmission and end-user infrastructure, rather than large-scale, project-based, cross-country transmission, which we believe substantially limits our execution risk. In addition, U.S. Gas performs other underground services outside of the gas sector, including water and fiber work, and has an in-house fabrication shop providing pipe and component assembly. The Company is able to cater to the needs of its gas utility services and energy customers by serving union and non-union markets.

Canadian Gas

Canadian Gas provides comprehensive services, including maintenance, replacement, repair and installation for LDCs focused on the modernization of customers’ infrastructure in Canada. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, urban transmission and end-user infrastructure, rather than large-scale, project-based, cross-country transmission. Canadian Gas only serves union markets.

Union Electric

Union Electric provides a comprehensive set of electric utility services encompassing maintenance, replacement, repair, upgrade and expansion services for urban transmission and local distribution infrastructure within union markets. The work performed within this segment is focused primarily on recurring local distribution and urban transmission services under MSAs, as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter. In addition to core electric utility infrastructure, this segment provides heavy industrial work, including civil, mechanical, electrical, and fabrication (component assembly) services.

Non-Union Electric

Non-Union Electric provides a comprehensive set of electric utility services encompassing maintenance, replacement, repair, upgrade and expansion services for urban transmission and local distribution infrastructure within non-union markets. The work performed within this segment is focused almost exclusively on recurring local distribution and urban transmission services under MSAs, as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter.

Other

Other primarily consists of corporate and non-allocated costs, including corporate facility costs, non-allocated corporate salaries, benefits and incentive compensation.

Our Industry

Our industry encompasses a range of companies at national, regional and local levels, all of which specialize in providing infrastructure services to electric, gas and combination utilities. The competitive landscape has been consolidating but remains regionally fragmented, with many smaller infrastructure service providers. The top five largest utility service providers in North America, which include Centuri, collectively produced 14% of the 2023 revenues in this industry, while the remaining 86% of those revenues were either produced by a large number of independent, regional providers or represent work self-performed by utilities, according to the ENR Top 600 Specialty Contractors 2024 Report and S&P Global Market Intelligence.

Geographic footprint, size, contract type, internal sharing of resources, work mix and breadth of services are key differentiating characteristics in the industry and allow us to uniquely position ourselves to capture opportunities that arise. We are one of the few utility infrastructure service providers that is maintenance-oriented, distribution-focused and has no exposure to cross-country pipeline projects. Furthermore, we often maintain multiple service agreements with our customers across the U.S. and Canada.

The utility industry is characterized by consistent growth of highly predictable, non-discretionary, regulatory-driven investment, supporting resilience through economic cycles and periods of economic disruption. Additionally, the increased programmatic investment for upgrading or replacing older electric and gas utility infrastructure networks, as well as the deployment of “smart” systems and energy transition initiatives, provides a solid growth outlook for the utility services sector and opportunities for service diversification and continuous consolidation among the largest service providers, particularly as utilities reduce their work forces and rely more heavily on scaled service providers. We believe that increasing power demands driven by artificial intelligence, advanced manufacturing, and an increase in overall consumer energy use will also require additional infrastructure to support North American energy networks. Further, an increased occurrence of extreme weather events has driven, and we believe will continue to drive, an immediate need for assistance from infrastructure providers with appropriate expertise and a large footprint to allow for a quick response.

Our Separation from Southwest Gas

We were incorporated in Delaware in June 2023 as a wholly owned subsidiary of Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”). We were formed for the purpose of completing an initial public offering, facilitating the separation of Centuri Group, Inc. (“Centuri Group”) from Southwest Gas Holdings and other related transactions in order to carry on the business of Centuri Group, our predecessor for financial reporting purposes. Prior to April 13, 2024, Southwest Gas Holdings owned 1,000 shares of our common stock, representing 100% of the issued and outstanding shares of our common stock. On April 13, 2024, we issued 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of Centuri Group (the “Separation”). Following the completion of the Separation, Centuri Group became our wholly owned subsidiary, and all of our operations are conducted through Centuri Group.

On April 17, 2024, the IPO Registration Statement was declared effective, and our common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO was completed through the sale of 14,260,000 shares of our common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 1,860,000 shares to cover over-allotments. On the same day, the Icahn Group purchased 2,591,929 shares of our common stock in a concurrent private placement at a price per share equal to the Centuri IPO price. The total net proceeds to us from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions and offering expenses were $327.7 million. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of our common stock, or approximately 81% of the total outstanding shares of our common stock.

Competition

We operate in a highly competitive and highly fragmented industry, as we compete with many regional and local providers. Some national competitors do exist in our industry. These competitors include Quanta Services, Inc., MYR Group, Mastec, Inc., and Primoris Services Corporation.

Seasonality

Generally, our revenues are lowest during the first quarter of the year due to less favorable winter weather and related working conditions in various geographies within which we work. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, we may be engaged to perform restoration activities related to above-ground utility infrastructure, which typically results in higher margins due to higher equipment utilization and the absorption of fixed costs. Alternatively, these severe weather events can also delay projects, negatively impacting our results of operations. Severe weather events and the related impacts to our performance and results are not solely within the control of management and cannot always be predicted or mitigated.

Sustainability

Sustainability is ingrained in our business operations. Our vision for building a sustainable business is guided by six guiding principles: ensure the safety of our employees and communities; maintain high standards for environmental stewardship; foster a positive impact in the communities in which we live and work; contribute to a sustained local economy by creating jobs and growing business; bring our differentiated expertise to every quality project we deliver; and maintain a diverse, fair, and welcoming work environment. We regularly engage our various stakeholder groups to ensure our business processes align with their most pressing concerns while supporting our core business strategy. We track and measure an established set of sustainability performance metrics to help us understand and report our overarching impact.

Regulatory Environment

We are not directly regulated by the state utilities commissions or by the FERC in any of our operating areas. Our operations are subject to various laws and regulations including:
•licensing, permitting, registration, building and inspection requirements applicable to businesses, contractors, electricians and engineers;
•regulations relating to worker safety and environmental protection;
•special bidding and procurement requirements on government projects; and
•local ordinances, laws and government acts regulating work in specified areas and on protected sites.

We believe we are in compliance with applicable regulatory requirements and that we have all material licenses, registrations and permits required to conduct our operations. Our failure to comply with applicable regulations could result in project delays, cost overruns, remediation costs, substantial fines and revocation of our operating licenses. We do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.

Suppliers

Under the terms of a majority of our MSAs, materials used in our utility infrastructure service activities are specified, purchased and supplied by our customers.

Human Capital

Employees are critical to our success and are the lifeblood of our organization. Our workforce is our greatest asset, and we are committed to being an employer of choice to attract and retain the best talent in the industry. The talent and dedication of our employees are what allow us to provide safe and reliable service to customers and explore new opportunities that align with our strategies, while carrying out organizational core values related to safety, quality, and stewardship, among others.

We are committed to a culture of continuous improvement in regard to the safety and health of our employees and the communities we serve every day. We strive to operate event-free and believe that no work is important enough to compromise the health, safety or mental well-being of our employees, the public or the communities where we work. Supporting this is our commitment to fostering a world-class safety culture where our high standards for environmental, health, safety, and quality (“EHSQ”) are incorporated in everything we do – from creating a safe and healthy workplace for our employees, ensuring our services are performed safely and responsibly, minimizing our environmental impact, and delivering a quality service. With our “Think Ahead” philosophy, we continue to advance our EHSQ goals with investment in programs and initiatives that ensure continuous improvement. Employees receive initial safety orientation training and certifications to learn practices, procedures, and policies established by our businesses. New and recurring safety training occurs at regular intervals thereafter. Frontline safety strategies, developed with executive leadership, contribute to the improvement of our safety management systems. Safety metrics also form part of incentive compensation programs for leaders of our business units, reinforcing our top priority to safeguard our communities, our employees, and our assets. Such metrics include Total Recordable Incident Rate (“TRIR”) and Days Away/Restricted/Transferred (“DART”), which are measures that are widely used in the utility infrastructure industry.

We also maintain additional behavioral-based programs and extensive employee training initiatives to promote safe work, such as our “Think SAFE” and “Good Catch” programs. Since its inception in 2019, our Think SAFE program has proven to be one of our most successful leading indicator initiatives by establishing safety ownership at all levels within the organization from our senior leadership team to our front line. Through Think SAFE visits and activities, leaders encourage safety-focused dialogue with crew members through visible, felt leadership. As part of our Good Catch program, crew members record safety observations to reinforce positive actions and identify the need for corrective action in a peer-to-peer setting. These programs encourage employees to open genuine lines of communication to promote EHSQ awareness on all job sites at all times. These observations and activities are recorded and analyzed, which provides us with measurable data that is shared across the enterprise and used to help us achieve continuous improvement in our safety performance year-over-year, bringing us closer to our goal: Every Employee, Home Safely, Every Day.

As of December 29, 2024, we had 8,687 regular full-time equivalent employees working in 45 U.S. states and two Canadian provinces. Employee counts fluctuate between seasonal periods and are typically highest in the summer and fall. Approximately 59% of our employees are represented by unions and covered by collective bargaining agreements. We maintain a competitive market-based total rewards strategy to attract, retain, motivate and develop employees. Our vision for the future is only achievable by developing the best workforce in the industry, and we have committed to doing that by providing a stable foundation for employees to grow and thrive.

Collectively, we embrace a culture of inclusion to not only protect employees under laws designed to do so, but to reinforce a sense of belonging for all employees in the workplace. Our internal programs, such as employee resource groups and scholarship programs, are designed to attract and retain a diverse workforce. We commit to creating a safe and respectful workplace by encouraging employees to participate in unconscious bias training, and by inviting them to engage in meaningful conversations about these topics.

Availability of Information for Stockholders

Centuri Holdings, Inc. was incorporated in Delaware in 2023. Our executive offices are located at 19820 North 7th Avenue, Suite 120, Phoenix, Arizona 85027 and our telephone number is (623)582-1235.
Our Internet address is www.centuri.com. We post the following filings on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC:

•our Annual Report on Form 10-K;
•our Quarterly Reports on Form 10-Q;
•our Current Reports on Form 8-K;
•our Proxy Statement; and
•any amendments to the above-listed reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act.

All of our SEC filings can be found at the SEC’s website www.sec.gov and are also available on our website free of charge. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

Item 1A. Risk Factors

Risk Factor Summary

An investment in shares of our common stock is subject to a number of risks that may prevent us from achieving our business objectives or otherwise adversely affect our business, results of operations or financial condition. The following list contains a summary of some, but not all, of these risks. You should read this summary together with the more detailed description of each risk factor contained below before making an investment decision.

Risks Related to Our Business and Industry

•The loss of, or reduction in business from, certain significant customers could have a material adverse effect on our business.
•Our financial and operating results may vary significantly from quarter-to-quarter and year-to-year. A variety of factors could adversely affect the timing or profitability of our projects, which may result in additional costs to us, reductions or delays in revenues, the payment of liquidated damages or project termination.
•We derive a significant portion of our revenues from long-term MSAs that may be cancelled by customers on short notice, or which we may be unable to renew on favorable terms or at all.
•Backlog may not be realized or may not result in anticipated revenue or profit.
•Our actual cost may be greater than expected in performing our contracts due to various factors, causing us to realize significantly lower profit or experience losses on our projects.
•Fixed-price and unit-price contracts are subject to potential losses that could materially and adversely affect our results of operations.
•The nature of our operations presents inherent risk of loss that could materially and adversely affect our results of operations and financial condition, earnings and cash flows.
•We operate in a highly competitive industry, and competitive pressures could negatively affect our business, which is largely dependent on the competitive bidding process.
•Challenges relating to supply chain constraints have negatively affected, and may in the future negatively affect, our work mix and volumes, which could materially and adversely affect our results of operations overall.
•Our business could be negatively affected as a result of actions of activist stockholders.
•Failure to attract and retain an appropriately qualified employee workforce could materially and adversely affect our collective operations.

Financial, Economic, Environmental and Market Risks
•Certain of our costs, such as operating expenses and interest expenses, could be adversely impacted by periods of heightened inflation, which could have a material adverse effect on our results of operations.
•Our customers’ budgetary constraints, regulatory support or decisions, and financial condition could materially and adversely impact work awarded.
•We are subject to risks associated with climate change, and weather conditions in our operating areas can materially and adversely affect operations, financial position, and cash flows.

Risks Related to our Relationship with Southwest Gas Holdings
•We are a “controlled company” as defined under the corporate governance rules of the NYSE, which means Southwest Gas Holdings controls the direction of our business, and we will remain a controlled company until Southwest Gas Holdings no longer holds a majority of the voting power of our outstanding common stock. As a result, we will qualify for exemptions from certain corporate governance requirements of the NYSE.
•If Southwest Gas Holdings effectuates a distribution of our common stock to its stockholders that is intended to be tax-free to Southwest Gas Holdings and its stockholders (a “Distribution”) and such Distribution is taxable to Southwest Gas Holdings as a result of a breach by us of any covenant or representation made by us in the Tax Matters Agreement, we will generally be required to indemnify Southwest Gas Holdings and this indemnification obligation, or the payment thereof, could have a material adverse effect on us.
•We are subject to restrictions on our actions (including issuing additional equity) until a Distribution has been implemented or abandoned in order to avoid triggering significant tax-related liabilities.

Risks Related to Ownership of Our Common Stock
•We cannot be certain that an active trading market for our common stock will be sustained, and the stock price of our common stock may fluctuate significantly.
•The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
•Future distributions or sales by Southwest Gas Holdings, or sales by other holders of shares of our common stock, or the perception that such distributions and sales may occur, could cause the price of our common stock to decline, potentially materially.

In addition to the other information included in this Annual Report on Form 10-K and in our other filings with the SEC, the following risk factors should be considered in evaluating our business and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also ultimately have a material adverse effect on our business, financial condition, prospects, results of operations, or cash flows. We cannot assure our stockholders that any of the events discussed in the risk factors below will not occur.

Risks Related to Our Business and Industry

Risks Related to Our Operations

The loss of, or reduction in business from, certain significant customers could have a material adverse effect on our business.
Certain customers have in the past and may in the future account for a significant portion of our revenues. For example, during the fiscal year ended December 29, 2024, approximately 43% of our revenues were generated collectively from our top ten customers and approximately 67% of our revenues were generated collectively from our top 20 customers. This customer concentration could adversely affect operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were terminated or not replaced or extended. Although we have long-standing relationships with many of our significant customers, a significant customer may unilaterally reduce or discontinue business with us at any time or merge or be acquired by a company that decides to reduce or discontinue business with us. If a significant customer were to file for bankruptcy protection or cease operations, it could result in reduced or discontinued business with us. The loss of business from one or more of our significant customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our financial and operating results may vary significantly from quarter-to-quarter and year-to-year. A variety of factors could adversely affect the timing or profitability of our projects, which may result in additional costs to us, reductions or delays in revenues, the payment of liquidated damages or project termination.
Our business is subject to seasonal and annual fluctuations, and certain projects are subject to risks of delay or cancellation. Some of the quarterly variation is the result of weather events that adversely affect our ability to provide utility companies with contracted-for trenching, installation, and replacement of underground pipes, as well as maintenance services for energy distribution systems. Generally, our revenues are lowest during the first quarter of the year due to less favorable winter weather conditions in colder areas such as the Northeastern and Midwestern United States and Canada. These conditions also require certain areas to scale back their workforce at times during the winter season, presenting challenges associated with maintaining an adequately skilled labor force when it comes time to re-staff work crews following the winter layoffs. Furthermore, we have a formalized service offering of emergency utility system restoration services to bring customers’ above-ground utility infrastructure back online following regional storms or other extreme weather events. As a result, our period-to-period revenue can vary depending on the volume of work related to extreme weather events, which are inherently unpredictable. In addition, some of the annual variation is the result of construction projects, which fluctuate based on customer timing and needs, project duration, weather, and general economic conditions. Annual and quarterly results may also be adversely affected by:
•changes in our mix of customers, projects, contracts and business;
•regional or national and/or general economic conditions and demand for our services;
•inability to meet project schedule requirements or achieve guaranteed performance or quality standards for a project, resulting in increased costs through rework, replacement, accelerated work or otherwise, or the payment of liquidated damages to the customer or contract termination, based on the terms of the contract;
•variations and changes in the margins of projects performed during any particular quarter;
•failure to accurately estimate project costs or accurately establish the scope of our services or make judgments in accordance with applicable professional standards (e.g., engineering standards);
•unforeseen circumstances or project modifications not included in our cost estimates or covered by the terms of our contract for the project for which we cannot obtain adequate compensation, including concealed or unknown environmental, geological or geographical site conditions and technical problems such as design or engineering issues;
•the termination or expiration of existing agreements or contracts;
•the budgetary spending patterns of customers;
•changes in the cost or availability of equipment, commodities, materials or labor that we may be unable to pass through to our customers;

•cost or schedule overruns on fixed- or unit-price contracts or MSAs, including delays in the delivery or management of design or engineering information, equipment or materials;
•our or a customer’s failure to appropriately manage a project, including the inability to timely obtain permits or rights of way or meet other permitting, regulatory or environmental requirements or conditions;
•labor shortages, due to disputes with labor unions or other impacts;
•inability to negotiate reasonable agreements or contracts with subcontractors, vendors, or other suppliers;
•our suppliers’ or subcontractors’ failure to perform;
•changes in laws or permitting and regulatory requirements during the course of our work;
•natural disasters or emergencies, including wildfires and earthquakes, as well as significant weather events (e.g., hurricanes, tropical storms, tornadoes, floods, droughts, blizzards ice storms, and extreme temperatures) and adverse weather conditions (e.g., prolonged rainfall or snowfall, or early thaw in Canada and the northern United States);
•difficult terrain and site conditions where delivery of materials and availability of labor are impacted or where there is exposure to harsh and hazardous conditions;
•changes in bonding requirements and bonding availability for existing and new agreements;
•the need and availability of letters of credit;
•costs we incur to support growth, whether organic or through acquisitions;
•protests, legal challenges or other political activity or opposition to a project;
•other factors such as terrorism, military action and public health crises (e.g., the conflicts in the Middle East and the ongoing war in Ukraine and associated sanctions severely limiting Russian natural gas or other exports);
•the timing and volume of work under contract; and
•losses experienced in our operations.

The timing of or failure to obtain contracts, delays in start dates for, or completion of, projects and the cancellation of projects can result in significant periodic fluctuations in our business, financial condition, results of operations and cash flows. Many of our projects involve challenging engineering, permitting, procurement and construction phases that can occur over extended time periods, and we have encountered, and may in the future continue to encounter, project delays, additional costs or project performance challenges.

Many of these difficulties and delays are beyond our control and can negatively impact our ability to complete the project in accordance with the required delivery schedule or achieve our anticipated margin on the project. Delays and additional costs associated with delays may be substantial and not recoverable from third parties, and in some cases, we may be required to compensate the customer for such delays, including in circumstances where we have guaranteed project completion or performance by a scheduled date, and may incur liquidated damages if we do not meet such schedule.

To the extent our costs on a project exceed our revenues, we will incur a loss. Additionally, performance difficulties can result in project cancellation by a customer and damage to our reputation or relationship with a customer, which can adversely affect our ability to obtain additional work under existing contracts or secure new contracts. As a result, our operating results in any particular quarter may not be indicative of the operating results expected for any other quarter, or for an entire year. It may be difficult to predict our financial results from quarter-to-quarter or year-to-year because of these factors.

We derive a significant portion of our revenues from long-term MSAs that may be cancelled by customers on short notice, or which we may be unable to renew on favorable terms or at all.
During the fiscal year ended December 29, 2024, approximately 80% of our total revenue was generated from long-term MSAs. Generally, our MSAs do not require our customers to commit to a minimum amount of services. The majority of these contracts may be cancelled by our customers for convenience upon minimal notice (typically 30 days), regardless of whether we are in default. In situations where a customer determines it has cause to terminate a contract, even shorter notice is generally required (48 hours to 10 days). In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice or limited notice (anywhere from 48 hours to 30 days).

These agreements typically do not require our customers to assign a specific amount of work to us until a purchase order or statement of work is signed. Consequently, projected expenditures by customers are not assured to generate revenue until a definitive purchase order or statement of work is placed with us and the work is completed. Furthermore, our customers generally require competitive bidding of these contracts. As a result, we could be underbid by our competitors or be required to lower the prices charged under a contract being rebid. The loss of work obtained through MSAs and long-term contracts or the reduced profitability of such work, could materially and adversely affect our business or results of operations.

Backlog may not be realized or may not result in revenue or profit.
Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our expected revenue from existing contracts and work in progress as of the end of the applicable reporting period. Backlog is not a comprehensive indicator of future revenue and is not a measure of profitability. Many contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we are typically reimbursed for all of our costs through a specific date, as well as all reasonable costs associated with demobilizing from the jobsite, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in backlog for extended periods of time. While backlog includes estimated MSA revenue, customers generally are not contractually obligated to commit to a certain amount of services under our MSAs.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we will realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

Our actual cost may be greater than expected in performing our contracts, causing us to realize significantly lower profit or experience losses on our projects.
We currently generate, and expect to continue to generate, a considerable portion of our revenue and profit under unit- and fixed-price contracts. During the fiscal year ended December 29, 2024, approximately 78% of our revenue was derived from unit- and fixed-price contracts. In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of a project may be higher than the costs we estimate at the commencement of the agreement, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated. Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:
•project modifications not reimbursed by the customer creating unanticipated costs;
•changes in the costs of equipment, materials, labor or subcontractors;
•our suppliers’ or subcontractors’ failure to perform;
•changes in local laws and regulations; and
•delays caused by weather conditions.

As projects grow in size and complexity, multiple factors may contribute to reduced profit or possible losses, and depending on the size of the particular project, negative variations from the estimated contract costs could have a material adverse effect on our business.

Fixed-price and unit-price contracts are subject to potential losses that could adversely affect our results of operations.
We enter into a variety of types of contracts customary in the utility infrastructure services industry. These contracts include unit-priced contracts (including unit-priced contracts with revenue caps), T&M contracts, cost plus contracts, and fixed-price (lump sum) contracts. Contracts with revenue caps and fixed-price arrangements can be susceptible to constrained profits, or even losses, especially those contracts that cover an extended-duration performance period. This is due, in part, to the necessity of estimating costs at the inception of a bid process, which is far in advance of the completion date (at bid inception) of a particular project. Unforeseen inflation, operating inefficiencies due to weather-related or workmanship issues or other costs unanticipated at inception, can detrimentally impact profitability for these types of contracts, which could have an adverse impact on our financial condition, results of operations and cash flows.

Under our customer T&M contracts, we are paid for labor at negotiated hourly billing rates and for certain other allowable expenses, subject to, in most cases, a specified maximum contract value. Profitability on these contracts is driven by billable headcount and cost control. Some of our T&M contracts are subject to contract ceiling amounts, and we are reimbursed for allowable costs and fees, which may be fixed or performance based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all of the costs we incur, which could have an adverse impact on our financial condition, results of operations and cash flows.

Further, in our fixed- and unit-price contracts, we may provide a project completion date, and in some of our projects we may commit that the project will achieve specific performance standards. Failure to complete the project as scheduled or at the contracted performance standards could result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit, which could have a material adverse impact on our financial condition, results of operations and cash flows.

The nature of our operations presents inherent risk of loss that could materially and adversely affect our results of operations and financial condition, earnings, and cash flows.
Our operations are reliant on skilled personnel who are trained and qualified to work on utility infrastructure under established safety protocols and operator qualification programs, and in conformance with customer-mandated engineering design specifications. Lapses in judgment or failure to follow protocol could lead to warranty and indemnification liabilities or catastrophic accidents, causing property damage or personal injury. Such incidents could result in severe business disruptions, significant decreases in revenues, reputational harm, significant additional costs to us and/or the termination of certain customer agreements. Any such incident could have an adverse effect on our results of operations, financial condition, earnings, and cash flows. In addition, any of these or similar events could result in legal and other claims against us, cause environmental pollution, damage to our properties or the properties of others, or loss of revenue by us or others.

Further, we perform our work under a variety of conditions, including, but not limited to, areas impacted by extreme weather events, difficult and hard to reach terrain, challenging site conditions, and busy urban centers, where delivery of materials and availability of labor may be impacted. Performing work under these conditions can slow our progress, potentially causing us to be contractually liable to our customers. These difficult conditions may also cause us to incur additional, unanticipated costs that we might not be able to pass on to our customers, which could have a material adverse effect on our results of operations and financial condition, earnings, and cash flows.

We operate in a highly competitive industry, and competitive pressures could materially and adversely affect our business, which is largely dependent on the competitive bidding process.
We cannot be certain that we will maintain or enhance our competitive position or maintain our current customer base. The specialty contracting business is served by numerous companies, from small, owner-operated private companies to large multi-national, public companies. Relatively few barriers prevent entry into some areas of our business, and as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. In addition, some of our competitors have significant financial, technical and marketing resources, and may have or develop expertise, experience and resources to provide services that are superior in either or both price and quality. Certain of our competitors may also have lower overhead cost structures, and therefore may be able to provide services at lower pricing than us.

We also face competition from the in-house service organizations of our existing or prospective customers, which are capable of performing, or acquiring businesses that perform some of the same types of services we provide. These customers may also face pressure or be compelled by regulatory or other requirements to self-perform an increasing amount of the services we currently perform for them, thereby reducing the services they outsource to us in the future. We also subcontract a minor portion of our services, including pursuant to customer and regulatory requirements, such as supplier diversity requirements, and certain of these subcontractors may develop into a competitor to us on prime contracts with our customers.

Furthermore, a portion of our revenues is directly or indirectly dependent upon obtaining new contracts, which is highly competitive, unpredictable and often involves complex and lengthy negotiations and bidding processes that are impacted by a wide variety of factors, including, among other things, price, governmental approvals, financing contingencies, commodity prices, environmental conditions, overall market and economic conditions, and a potential customer’s perception of our ability to perform the work or the technological advantages held by our competitors. We compete with other general and specialty contractors, both regional and national, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and puts pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our results of operations. The competitive environment in which we operate can also affect the timing of contract awards and the commencement or progress of work under awarded contracts. For example, based on rapidly changing competition dynamics, we have recently experienced, and may in the future experience, more competitive pricing for smaller scale projects. Additionally, changing competitive pressures present difficulties in matching workforce size with available contract awards. As a result, changes in the competitive environment in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Any deterioration in the quality or reputation of our brands, which can be exacerbated by the effect of social media or significant media coverage, could have a material adverse impact on our business.
Much of our growth has been driven by acquisitions of companies that had significant brand recognition in various regions of the United States and Canada. In most cases, our subsidiaries continue to operate under the same brand names they operated under before we acquired them. Our brands and reputation are among our most important assets, and our ability to attract and retain customers depends on brand recognition and reputation in the markets in which we operate. Such dependence makes our business susceptible to reputational damage and to competition from other companies. A variety of events could result in damage to our reputation or brands, some of which are outside of our control, including:
•acts or omissions that adversely affect our business such as a crime, scandal, cyber-related incidents, litigation or other negative publicity;
•failure to successfully perform, or negative publicity related to, a high-profile project;
•actual or potential involvement in a catastrophic fire, explosion or similar event; or
•actual or perceived responsibility for a serious accident or injury.

Intensifying media coverage, including the considerable expansion in the use of social media, has increased the volume and speed with which negative publicity arising from events can be generated and spread, and we may be unable to respond timely to, correct any inaccuracies in, or adequately address negative perceptions arising from such media coverage. If the reputation or perceived quality of our brands decline or customers lose confidence in us, our business, financial condition, results of operations, or cash flows could be materially and adversely affected.

We are self-insured against many potential liabilities, and there can be no assurance that our insurance coverages will be sufficient under all circumstances or against all claims to which we may be subject, which could expose us to significant liabilities and materially and adversely affect our business, financial condition, results of operations and cash flows.
We maintain insurance policies with respect to automobile liability, general liability, employer’s liability, workers’ compensation and other type of coverages. These policies are subject to high deductibles or self-insured retention amounts. For example, we maintain liability insurance that covers the Company for some, but not all, risks associated with the utility infrastructure services we provide. In connection with this liability insurance policy, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carrier would be responsible for amounts up to the policy limit. Our currently effective liability insurance policies require us to be responsible for the first $750,000 (self-insured deductible) of each incident. We cannot predict the likelihood that any future event will occur which could result in a claim exceeding these amounts; however, a large claim for which we were deemed liable could reduce our earnings up to and including the self-insurance maximum.

We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles under our insurance policies and there can be no assurance that our insurance coverages will be sufficient or effective under all circumstances, or against all claims or liabilities to which we may be subject, which could expose us to significant liabilities and materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, liability exposures are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury, the determination of our liability in proportion to other parties’ liability, the number of incidents not immediately reported and the effectiveness of our safety programs. If our claims costs exceed our estimates of liability exposures, if our claims increase, or if our insurance coverage proves to be inadequate or becomes unavailable, we could experience increased exposure to risk and/or a decline in profitability and liquidity.

In an increasingly challenging insurance market, with diminishing capacity being available to insureds, due in part to the rising frequency and costs of insurance claims, there is no assurance that we will be able to obtain adequate insurance limits to protect against the various liability exposures we are subject to in our business. If our claims costs exceed our estimates of liability exposures, if our claims increase, or if our insurance coverage proves to be inadequate or becomes unavailable, we could experience increased exposure to risk and/or a decline in profitability and liquidity.

We may be unsuccessful at generating internal growth, which may materially and adversely affect our ability to expand our operations or grow our business.
Our ability to generate internal growth may be adversely affected if, among other factors, we are unable to:
•attract new customers;
•increase the number of projects or amount of work performed for existing customers;
•hire and retain qualified personnel;
•secure appropriate levels of construction equipment;
•successfully bid for new projects; or
•adapt the range of services we offer to address our customers’ evolving needs.

In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital. Our customers may also reduce projects in response to economic conditions.

Furthermore, part of our growth strategy is to expand into high-growth service lines. We intend to seek additional clean energy projects that include renewable natural gas, 5G datacom, wind and solar connections, and electric vehicle charging and battery storage related infrastructure. We may not be successful in obtaining new contracts to do this work, and we may expend significant resources exploring opportunities to do so and to prove our capabilities.

Many of the factors affecting our ability to generate internal growth are beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes to renewable portfolio standards and decreased demand for renewable energy projects could materially and adversely impact our future results of operations, financial condition, cash flows and liquidity.
We intend to continue to expand further into the clean energy infrastructure market. Our revenue from offshore wind is project driven which could be more volatile than the recurring maintenance and repair work we do for our utility customers. For example, we currently have an established framework agreement with notices to proceed for tier 1 supply of advance components to support offshore wind projects in the Northeast and Mid-Atlantic regions of the United States. We expect to recognize significant revenue from work under the framework agreement through the fiscal year ending December 28, 2025, but we can provide no assurances that we will continue to work under the contract beyond that time. While we expect the work under the framework agreement will provide us with opportunities to support the offshore wind build out in North America, the work we provide under this agreement is not part of our core business, and we can provide no assurances that we will achieve long-term benefits from this agreement beyond the work we are currently contracted to perform. In the fourth quarter of the fiscal year ended December 31, 2023, we received notice that a customer canceled an offshore wind project under the framework agreement, which contributed to us recognizing a $214.0 million goodwill impairment in the fiscal year ended December 31, 2023. In fiscal 2024, our offshore wind revenue decreased $114.4 million from the prior year due to the cancellation mentioned previously and substantial completion of other offshore wind projects. We can provide no assurances that there will not be future cancellations or delays of existing offshore wind projects. Further expansion into the clean energy infrastructure market has required, and will continue to require, additional capital expenditures or raise our operating costs. Currently, the development of offshore wind energy and other renewable energy facilities is dependent on the existence of renewable portfolio standards and other state incentives and requirements. Renewable portfolio standards are state-specific statutory provisions requiring or encouraging that electric utilities generate a certain amount of electricity from renewable energy sources. These standards have initiated significant growth in the renewable energy industry and potential demand for renewable energy infrastructure construction services. Elimination of, or changes to, existing renewable portfolio standards, tax credits or environmental policies may negatively affect future demand for our services related to renewable energy, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may pursue acquisitions, which may not be successful and may divert financial and management resources. If we fail to integrate acquisitions successfully, we may experience operational challenges and risks which may have a material adverse effect on our business.
As part of our growth strategy, we have and may continue to acquire companies that expand, complement or diversify our business. For example, we acquired Riggs Distler & Company, Inc. (“Riggs Distler”) in 2021, Linetec Services, LLC (“Linetec”) in 2018 and New England Utility Constructors, Inc. (“Neuco”) in 2017. We may be unsuccessful in completing acquisition opportunities that we pursue, which would cause us to incur pursuit costs without the commensurate benefit of completing the acquisition. Other interested parties may be more successful than us in executing and closing acquisitions in competitive auctions. Our ability to enter into and complete acquisitions may be restricted by, or subject to, various approvals under U.S., Canadian or other applicable law or may not otherwise be possible, may result in a possible dilutive issuance of our securities, or may require us to seek additional financing. Our ability to pursue certain acquisition transactions may be limited through the end of the two-year period following a Distribution, if effected, in order to help preserve tax-free treatment of such Distribution to Southwest Gas Holdings. The ability to pursue certain acquisitions is also presently limited by Southwest Gas Holdings’ approval rights under the Separation Agreement, which could result in us not pursuing one or more acquisitions that we believe are accretive to our business. Furthermore, completed acquisitions may expose us to operational challenges and risks, including, among others:
•the diversion of management’s attention from the day-to-day operations of the combined company;
•managing a larger company than before completion of an acquisition;

•the assimilation of new employees and the integration of business cultures;
•training and facilitating our internal control processes within the acquired organization;
•retaining key personnel;
•the integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
•challenges in keeping existing customers and obtaining new customers;
•challenges in combining service offerings and sales and marketing activities;
•the assumption of liabilities of the acquired business for which there are inadequate reserves;
•the potential impairment of acquired goodwill and intangible assets; and
•the inability to enforce covenants not to compete.

Failure to effectively manage the acquisition pursuit and integration process could materially and adversely affect our business, financial condition, results of operations and cash flows.

Technological advancements and other market developments could materially and adversely affect our business.
Technological advancements, market developments and other factors may increase our costs or alter our customers’ existing operating models or the services they require, which could result in reduced demand for our services. For example, a reduction in demand for natural gas or an increase in demand for renewable energy sources could negatively impact certain of our customers and reduce demand for certain of our services. Additionally, a transition to a decentralized electric power grid, which relies on more dispersed and smaller-scale renewable energy sources, could reduce the need for large infrastructure projects and significant maintenance and rehabilitation programs, thereby reducing demand for, or profitability of, our services. Our future success will depend, in part, on our ability to anticipate and adapt to these and other potential changes in a cost-effective manner and to offer services that meet customer demands and evolving industry standards. If we fail to do so or incur significant expenditures in adapting to such change, our businesses, financial condition, results of operations and cash flows could be materially and adversely affected.

Furthermore, we view our portfolio of energized services tools and techniques, as well as our other process and design technologies, as competitive strengths, which we believe differentiate our service offerings. If our work processes become obsolete, through technological advancements or otherwise, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

Systems and information technology interruptions and/or data security breaches could materially and adversely affect our operating results and ability to operate, and could result in harm to our reputation.
We are heavily reliant on information and communications technology, computer and other related systems in order to operate. We also rely, in part, on third-party software and information technology to run certain of our critical accounting, project management, financial information, human resource information and risk management information systems. From time to time, we experience system interruptions and delays. In certain cases, our information technology systems are also integrated with those of our customers, which exposes us to the additional risk of a third-party breach of the customers’ systems outside of our control. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to deploy software and hardware, gain access to, or effectively maintain and upgrade, our systems and network infrastructure and/or take other steps to improve and otherwise protect our systems. In addition, our information technology and communications systems, including those associated with acquired businesses, and our operations could be damaged or interrupted by cyber attacks and/or physical security risks. These risks include natural disasters, power loss, telecommunications failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to, or disclosure of, our and/or our employees’ or customers’ data. Furthermore, such unauthorized access or cyber attacks could go unnoticed for some period of time.

These events, among others, could cause system interruptions, delays and/or the loss or release of critical or sensitive data, including the unintentional disclosure of customer, employee, or our information, and could delay or prevent operations, including the processing of transactions and reporting of financial results or cause processing inefficiency or downtime, all of which could have a material adverse effect on our business, results of operations and financial condition, and could materially harm our reputation and/or result in significant costs, fines or litigation. Similar risks could adversely affect our customers, subcontractors or suppliers, indirectly affecting us.

While we have security, internal control and technology measures in place to protect our systems and network, if these measures fail as a result of a cyber attack, other third-party action, employee error, malfeasance or other security failure, and someone obtains unauthorized access to our or our employees’ or customers’ information, our reputation could be damaged, our business may suffer and we could incur significant liability, or, in some cases, we may lose access to our business data or systems, incur significant remediation costs or be subject to demands to pay ransom. In the ordinary course of business, we may be targeted by malicious cyber attacks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and are increasingly sophisticated, and generally are not identified until they are launched against a target, our current or future defenses may not be adequate to protect against new or enhanced techniques. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to investigate and mitigate problems caused by these disruptions and breaches. Any of these events could materially damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise, which could result in significant uninsured or undetermined losses.

In addition, the unauthorized disclosure of confidential information and current and future laws and regulations, or changes to such laws or regulations, governing data privacy may pose complex compliance challenges and/or result in additional costs. Failure to comply with such laws and regulations could result in penalties, fines, legal liabilities or harm our reputation. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could require significant additional resources or cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.

We regularly evaluate the need to upgrade, enhance or replace our systems and network infrastructure to protect our information technology environment, to stay current on vendor supported products and to improve the efficiency and scope of our systems and information technology capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention or causing delays or difficulties in transitioning to new systems. In addition, our system implementations may not result in productivity improvements at the levels anticipated. System implementation or information technology disruptions could have a material adverse effect on our business, and remediation of any such disruptions, and the technological implementations themselves, could result in significant costs.

Risks Related to Our Supply Chain, Equipment, Subcontractors and Other Parties

Challenges relating to supply chain constraints have negatively affected, and may in the future negatively affect, our work mix and volumes, which could materially and adversely affect our results of operations overall.
Due to increased demand across a range of industries, the global supply market for certain customer-provided components, including, but not limited to, electric transformers and gas risers needed to complete our customer projects, has experienced isolated performance constraint and disruption in recent periods in support of a few customers. This constrained supply environment has adversely affected, and could further affect, customer-provided component availability, lead times and cost, and could increase the likelihood of unexpected cancellations or delays of supply of key components to customers, thereby leading to delays and our inability to timely deliver projects to customers. In an effort to mitigate these risks, we have redirected efforts to projects whereby the customer has provided necessary materials, but delays in materials and the costs associated with mobilizing/demobilizing workforces can lead to inefficiencies in absorption of fixed costs, higher labor costs for teams waiting to be deployed, and delays in pivoting to projects where necessary materials are available. Our efforts to adapt quickly or redeploy to other projects may fail to reduce the effects of these adverse supply chain conditions on our business.

Despite these mitigation efforts, the constrained supply conditions may materially and adversely impact our business, financial condition, results of operations and cash flows. Weather-related events, changes in tariff-policy with the new administration, inflationary pressure, a fluctuating labor market, and geopolitical instability, among others, have also contributed to and exacerbated this strain within and outside the United States, and there can be no assurance that these impacts on the supply chain will not continue, or worsen, in the future, negatively impacting any of our operating business lines and their results. The current supply chain challenges, including, for example, the recent efforts to impose tariffs on imported goods from certain countries outside of the United States, could also result in increased use of cash, engineering design changes, and delays in the completion of projects, each of which could adversely impact our business and results of operations. In the event these supply chain challenges persist for the foreseeable future, these conditions could materially and adversely impact our results of operations and financial condition over an extended period.

We are subject to the risk of changes in fuel costs, which could have a material adverse effect on our results of operations and cash flows.
The cost of fuel is an appreciable operating expense of our business. Significant increases in fuel prices for extended periods of time, such as those experienced as a result of recent geopolitical conflicts and inflation, has caused, and could continue to cause, our operating expenses to fluctuate. An increase in cost with partial or no corresponding compensation from customers would lead to lower margins which could have an adverse effect on our results of operations. While we believe we can increase our prices to adjust for some price increases in fuel, there can be no assurance that price increases of fuel, if they were to occur, would be recoverable from customers.

An increase in the prices or availability of certain customer-provided materials and commodities used in our business could materially and adversely affect our results of operations and cash flows.
Generally, our contracts provide that the customer is responsible for providing the materials for a given project, exposing them to market risk of increases in certain commodity prices of materials, such as copper and steel, which are supplies or materials components utilized in all of our operations. We and our customers are also exposed to the availability of these materials which have been impacted by the supply-chain disruptions arising from geopolitical instability, international sanctions, inflationary pressures, and regulatory slowdowns. In addition, our customers’ capital budgets may be impacted by the prices of certain materials, and reduced customer spending could lead to fewer project awards and more competition. These prices could be materially impacted by general market conditions, inflationary pressures, and other factors, including U.S. trade relationships with other countries or the imposition or increase of tariffs. Additionally, some of our fixed- and unit-price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations, which could have a material adverse effect on our business, results of operations and cash flows.
A significant portion of the work we perform under our contracts is accomplished utilizing our own construction equipment rather than rented equipment. To the extent we are unable to buy or lease equipment necessary for a project, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. We sometimes bid on work knowing that we will have to rent equipment on a short-term basis, in which case we include the equipment rental rates in our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations, which could have a material adverse effect on our business, results of operations and cash flows.
On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers may be heightened as a result of market, regulatory and economic conditions. Availability of suppliers and manufacturers may also be limited by U.S. trade and other foreign policies that restrict business relationships with certain suppliers and manufacturers. We may experience difficulties in acquiring equipment or materials due to supply chain interruptions, including as a result of natural disasters, weather, labor disputes, pandemic outbreak of disease, fire or explosions, power outages and similar events. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience delays and losses in the performance of our operations.

Successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. During the fiscal year ended December 29, 2024, we subcontracted approximately 16% of our services. If our subcontractors fail to perform their contractual obligations as a result of financial or other difficulties, or if our subcontractors fail to meet the expected completion dates or quality standards, we may be required to incur additional costs or provide additional services in order to make up such shortfall and we may suffer damage to our reputation.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.
Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We may encounter difficulties that adversely affect our ability to complete the project in accordance with the original delivery schedule. These difficulties may be the result of delays:
•in designs;
•in engineering information or materials provided by the customer or a third-party;
•in equipment and material delivery;
•due to schedule changes;
•from our customers’ failure to timely obtain permits, rights-of-way or to meet other regulatory requirements;
•due to weather-related issues;
•caused by difficult worksite environments;
•caused by inefficiencies and not achieving expected labor performance and other factors, some of which are beyond our control; and
•due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, renewable energy projects, or other facilities.

Any delay or failure by suppliers or by third-party subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We may not be able to recover the costs we incur that are caused by delays. Certain contracts have guarantee or bonus provisions regarding project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, loss of revenue related to milestone achievement, and such amounts could reduce project profit. In extreme cases, the above-mentioned factors could cause project cancellations. Delays or cancellations may impact our reputation or relationships with customers and adversely affect our ability to secure new contracts. Larger projects present additional performance risks due to complexity of the work and duration of the project.

Our customers may change or delay various elements of the project after its commencement. The design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to change orders or failure by others to timely deliver items, such as engineering drawings or materials.

We have in the past brought, and may in the future bring, claims against our customers related to, among other things, the payment terms of our contracts and change orders relating to our contracts. These types of claims occur due to, among other things, customer-caused delays or changes in project scope, either of which may result in additional cost, which may not be recovered until the claim is resolved or at all. Additionally, if any of our customers do not proceed with the completion of projects or default on their payment obligations, or if we encounter disputes with our customers with respect to the adequacy of billing support, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when or if they will be fully resolved. A failure to promptly recover on these types of claims in the future could have a negative impact on our business, financial condition, results of operations and cash flows. Additionally, any such claims may harm our future relationships with our customers and could negatively impact our brand and reputation.

Our business could be negatively affected as a result of actions of activist stockholders.
In October 2021, Icahn Partners LP and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn (the “Icahn Group”) initiated a tender offer to purchase shares of Southwest Gas Holdings common stock and threatened a proxy contest with respect to the election of directors at the Southwest Gas Holdings 2022 Annual Meeting of Stockholders. As of December 29, 2024, the Icahn Group beneficially owned approximately 2.9% of our common shares. Additionally, as of December 29, 2024 the Icahn Group owned approximately 13.4% of the outstanding shares of Southwest Gas Holdings common stock and may acquire a pro rata amount, or other percentage portion, of our common stock in connection with any Distribution or any other disposition of our common stock by Southwest Gas Holdings. We are also subject to certain corporate governance restrictions for a period of time pursuant to the terms of the Amended and Restated Cooperation Agreement, dated as of October 15, 2024 (the “Amended Cooperation Agreement”), between the Icahn Group and Southwest Gas Holdings, related to our Board and the conduct of our first annual meeting of stockholders.

See the section titled “Description of Capital Stock—Amended Cooperation Agreement” in the Description of Capital Stock filed as Exhibit 4.1 to this Form 10-K.

There can be no assurances that the Icahn Group or other activist stockholders will not pursue similar actions with respect to us in the future.

Responding to actions by activist stockholders could be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. Perceived uncertainties among current and potential customers, employees, and other parties as to our future direction could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These actions could also cause our stock price to experience periods of volatility, which could disrupt our ability to access the capital markets for financing purposes.

Risks Related to Labor

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key persons or are unable to attract and retain qualified and skilled personnel in the future.
We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. The loss of any of our executive officers, or other key personnel, such as our operations managers and the executive leadership teams of any of our operating subsidiaries, among other senior management members, could affect our ability to run our business effectively. Competition for senior management is intense, and we may not be able to adequately incentivize or retain our personnel. For example, we recently appointed a new Chief Executive Officer, who joined the Company on December 3, 2024. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement, as well as to performing the departed person’s responsibilities until a replacement is found. If we fail to find a suitable replacement for any departing executive or senior officer on a timely basis, such departure could materially and adversely affect our ability to operate and grow our business.

The successful transition to our new Chief Executive Officer will be critical to our success. We can provide no assurances that any associated organizational changes or changes in business strategy will be beneficial or have the desired impact on the Company.
On July 31, 2024, William J. Fehrman, the Company’s former Chief Executive Officer, resigned from the Company and Paul J. Caudill assumed the position of interim Chief Executive Officer until a permanent successor could be identified. Effective December 3, 2024, Christian I. Brown was appointed as the Company’s President and Chief Executive Officer. Executive leadership transition periods can often be difficult and may result in changes in leadership strategy and style. There may be organizational changes or changes in business strategy in connection with the Chief Executive Officer transition, and we can provide no assurances that any such changes will be beneficial or will have the desired impact on the Company.

Failure to attract and retain an appropriately qualified employee workforce could materially and adversely affect our collective operations.
Our business is labor intensive and our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, which in turn affects our ability to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to attract, hire, and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could materially and adversely affect our ability to manage and operate our business.

In particular, the productivity of our labor force and its ongoing relationship with clients is largely dependent on those serving in foreman, general foreman, construction crew supervisor, superintendent, general superintendent, regional, and executive level management positions. The ability to retain these individuals, due in large part to the competitive nature of the utility infrastructure service business, is necessary for our ongoing success and growth. Further, the competitive environment within which we perform work creates pricing pressures, specifically when our unionized businesses are bidding against non-union competitors. This workforce competition, including that which exists for resources across our businesses, could materially and adversely impact our business, financial condition, results of operations, and cash flows.

We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of project managers, field supervisors, linemen, operators, welders, fusers, laborers and other skilled workers capable of working on and supervising the construction and maintenance of electric and natural gas utilities and infrastructure, as well as providing engineering services. The supply of these experienced and critical positions may not be sufficient to meet current or expected demand. The beginning of new, large-scale infrastructure projects, or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages, or increased labor costs could impair our ability to maintain our business or grow our revenue. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

Our unionized workforce and related obligations could materially and adversely affect our operations, lead to work stoppages or impact our ability to complete certain acquisitions.
As of December 29, 2024, approximately 59% of our workforce was covered by collective bargaining agreements with labor unions, which is typical of the utility infrastructure services industry. Of the 324 collective bargaining agreements to which we currently are a party, 50 expire during 2025 and 21 expire during 2026 and require renegotiation. The terms of these agreements limit our discretion in the management of covered employees and our ability to nimbly implement changes to meet business needs. For example, under certain of our collective bargaining agreements we owe unionized employees “show up pay” for up to a full day’s work on days when weather conditions make it impossible to safely undertake regular outdoor construction operations if we do not alert them by a specified cut off time on the prior day. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. In the current inflationary environment, negotiations over union wage rates or increases in benefits may slow or derail contract renegotiations, which may lead to potential strikes or work stoppages. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and have a material adverse effect on our business and results of operations and cash flows.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some acquisition targets may decline to become affiliated with a union-based company. Moreover, certain of our customers, where permissible by law, may require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could materially and adversely affect our financial condition, results of operations and cash flows.

We participate in multiemployer pension plans which could create additional obligations and payment liabilities.
We contribute to multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover certain unionized employee groups in the United States. The risks of participating in multiemployer pension plans differ from single employer-sponsored plans and such plans are subject to regulation under the Pension Protection Act (the “PPA”). Additionally, changes in regulations covering these plans could increase our costs and/or potential withdrawal liability.

Multiemployer pension plans are cost-sharing plans subject to collective-bargaining agreements. Contributions to a multiemployer plan by one employer are not specifically earmarked for its employees and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers. In addition, if a multiemployer plan is determined to be underfunded based on the criteria established by the PPA, the plan may be required to implement a financial improvement plan or rehabilitation plan that may require additional contributions or surcharges by participating employers.

In addition to the contributions discussed above, we could again become obligated to pay additional amounts, known as withdrawal liabilities, upon decrease or cessation of participation in a multiemployer pension plan. Although an employer may obtain an estimate of such liability, the final calculation of the withdrawal liability may not be able to be determined for an extended period of time. Generally, the cash obligation of such withdrawal liability is payable over a 20-year period. If, in the future, we choose to withdraw from a multiemployer pension plan, we will likely need to record significant withdrawal liabilities, which could adversely impact our financial conditions and results of operations.

Risks Related to Our Indebtedness and Additional Capital

Our existing indebtedness or ability to incur additional indebtedness could materially and adversely affect our businesses and our ability to meet our obligations and pay dividends.
As of December 29, 2024, we had outstanding indebtedness of approximately $898.2 million, including finance lease liabilities, and had the ability to incur approximately $151 million in additional indebtedness under our existing revolving credit agreement when considering our covenants. In addition, as of December 29, 2024, we had $125.0 million outstanding under our accounts receivable securitization facility, which is an off-balance sheet arrangement and not classified as debt on our balance sheet. This debt and our obligations under the accounts receivable securitization facility could have important, adverse consequences to us and our investors, including:
•requiring a substantial portion of our cash flow from operations to make interest payments;
•making it more difficult to satisfy other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our businesses;
•the amount of receivables that qualify under our securitization facility could decrease, which could materially and adversely impact our liquidity;
•limiting our flexibility in planning for, or reacting to, changes in our businesses and industries; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends (if we pay dividends) or repurchase shares of our common stock.

The instruments governing our outstanding debt contain certain restrictive covenants that will limit our ability to engage in activities that may be in our long-term interest, including for example EBITDA-based leverage and interest coverage ratios. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, our outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to obtain and maintain credit ratings from independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. If we add new debt, the risks described above could increase. For additional information regarding our debt, please refer to “Note 12 — Long-Term Debt” to our consolidated financial statements, for more information on our debt and debt covenants.

The risks described above will increase with the amount of indebtedness we incur, and in the future, we may incur significant indebtedness in addition to the indebtedness described above. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

Our business is capital intensive, and if we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities could have terms that are unfavorable or could be highly dilutive. We will be required to amend our credit facility upon Southwest Gas Holdings ceasing to beneficially own at least 50% of the total voting power of our outstanding shares. Any such amendment may be costly and may require us to accept unfavorable terms. Furthermore, we may seek to fully refinance our credit facility rather than seeking an amendment. Our ability to obtain additional financing or to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time and there can be no assurance that we will be able to refinance our indebtedness on favorable terms or at all. Any of the above factors could materially and adversely affect our results of operations, cash flows and liquidity.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. The amount of receivables that qualify under our securitization facility could decrease, which could materially and adversely impact our liquidity. Additionally, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy (if we pay dividends), seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that will govern our indebtedness may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet debt service obligations when due. Our ability to engage in additional equity fundraising may be limited through the end of the two-year period following any Distribution, if effected, in order to help preserve tax-free treatment of such Distribution to Southwest Gas Holdings. Additionally, our ability to engage in equity fundraising is limited by Southwest Gas Holdings’ approval rights under the Separation Agreement, which may extend beyond two years.

In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness will depend on the generation of cash flow by our subsidiaries, including certain international subsidiaries, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make adequate distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, regulatory, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially and adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.

Our variable rate indebtedness subjects us to interest rate risk and could have a material adverse effect on us.
Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Our weighted average interest rate on our variable rate debt during the fiscal year ended December 29, 2024 was 8.05%. The annual effect on our pretax earnings of a hypothetical 100 basis point increase or decrease in variable interest rates would be approximately $8.2 million based on our December 29, 2024 balance of variable rate debt.

We may need additional capital in the future for working capital, capital expenditures or acquisitions, and we may not be able to access capital on favorable terms, or at all, which would impair our ability to operate our business or achieve our growth objectives.
Our ability to generate cash is essential for the funding of our operations and the servicing of our debt. If existing cash balances together with the borrowing capacity under our credit facility were not sufficient to make future investments, make acquisitions or provide needed working capital, we may require financing from other sources. Our ability to obtain such additional financing in the future will depend on a number of factors including prevailing capital market conditions, conditions in our industry, and our operating results. These factors may affect our ability to arrange additional financing on terms that are acceptable to us. If additional funds were not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or pursue other opportunities.

We may not be able to compete for, or work on, certain projects if we are not able to obtain necessary bonds, letters of credit, bank guarantees or other financial assurances.
Some of our contracts require that we provide security to our customers for the performance of their projects in the form of bonds, letters of credit, bank guarantees or other financial assurances. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew, or substantially reduce the amount of, bid, advance payment or performance bonds for our work and could increase our costs associated with collateral. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding, letters of credit or guarantees, our alternatives would include seeking capacity from other sureties and lenders, finding more business that does not require bonds or allows for other forms of collateral for project performance. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.

We have also granted security interests in various assets to collateralize our obligations to our sureties and lenders. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.

A downgrade in our debt rating could restrict our ability to access the capital markets.

The terms of our financings are, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. We cannot provide assurance that our current credit rating will remain in effect for any given period of time or that it will not be lowered or withdrawn entirely by a rating agency. Factors that may impact our credit rating include, among other things, our debt levels and liquidity, capital structure, financial performance, planned asset purchases or sales, near-and long-term growth opportunities, customer base and market position, geographic diversity, regulatory environment, project performance and risk profile. A downgrade in our credit rating could limit our ability to access the debt capital markets or refinance our existing debt, or cause us to refinance or issue debt with less favorable terms and conditions. An increase in the level of our indebtedness and related interest costs may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing, as well as have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Accounting Estimates, Judgments, Timing and Impacts Related to Taxation

Our financial results are based upon estimates and assumptions that may differ from actual results.
In preparing our financial information included in this Annual Report on Form 10-K, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), many estimates and assumptions are used in determining the reported revenue, costs and expenses recognized during the periods presented, and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from available data, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, accounting for revenue recognized over time, and provisions for income taxes. As a result, actual results could differ materially from the estimates and assumptions that we used. See “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations could be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of shares of our common stock.

For fixed-price contracts where we can reasonably estimate total contract value, we recognize revenue over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing materials, permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion, and thus the timing of revenue recognition. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have a material adverse effect on our business.

Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.
As discussed elsewhere in this Annual Report on Form 10-K, we incurred impairment charges of approximately $214.0 million during the fiscal year ended December 31, 2023 related to the write-down of goodwill acquired in connection with our August 2021 acquisition of Riggs Distler. We cannot predict the amount and timing of future impairments, if any. We may experience such charges in connection with past or future acquisitions, particularly if business performance declines or expected growth is not realized or the applicable discount rate changes adversely. It is possible that material changes in our business, market conditions, or market assumptions could occur over time. Any future impairment of our other intangible assets could have a material adverse effect on results of operations, as well as the trading price of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill and Long-Lived Assets” for additional information.

Changes in applicable tax laws and regulations could adversely affect our business.
We are currently subject to income and other taxes (including sales, excise, and value-added) in the United States and Canada. Thus, the tax treatment of our company is subject to changes in tax laws or regulations, tax treaties, or positions by the relevant authority regarding the application, administration, or interpretation of these tax laws and regulations. These factors, together with the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and uncertainties regarding the geographic mix of earnings in any period, can affect our estimates of our effective tax rate and income tax assets and liabilities, result in changes in our estimates and accruals, and have a material adverse effect on our business results, cash flows, or financial condition. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance.

Our tax burden could increase as a result of ongoing or future tax audits.
We are subject to periodic tax audits by tax authorities. Tax authorities may not agree with our interpretation of applicable tax laws and regulations. As a result, such tax authorities may assess additional tax, interest, and penalties. We regularly assess the likely outcomes of these audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves. As such, the actual outcomes of these disputes and other tax audits could have a material adverse effect on our business results or financial position.

Financial, Economic, Environmental and Market Risks

Certain of our costs, such as operating expenses and interest expenses, could be adversely impacted by periods of heightened inflation, which could have a material adverse effect on our results of operations.
In recent years, the consumer price index has increased substantially and may continue to remain at elevated levels for an extended period of time. Federal policies and global events, such as the volatility in prices of oil and natural gas, the implementation of tariffs, the conflicts in the Middle East and the conflict between Russia and Ukraine, may continue to exacerbate increases in the consumer price index. In addition, during periods of rising inflation, variable interest rates and the interest rates of any newly issued debt securities will likely be higher than those incurred in connection with previous debt issuances, which will further tend to reduce returns to our stockholders. A sustained or further increase in inflation could have a material adverse impact on our operating expenses incurred in connection with, among others, the cost of fuel, labor, equipment/equipment-related, and materials costs, as well as general administrative expenses.

Additionally, inflationary pricing has had and may continue to have a negative effect on the construction costs necessary for us to complete projects, particularly with respect to fuel, labor, and subcontractor costs discussed above. We have and continue to experience pressures on fuel, materials, and certain labor costs as a result of the inflationary environment and current general labor shortage, which has resulted in increased competition for skilled labor and wage inflation. We have not been able to (except in limited circumstances), and may not be able to, fully adjust contract pricing to compensate for these cost increases, which has adversely affected, and may continue to adversely affect, our profitability and cash flows. Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainty for our customers and affect the level of their project activity, which could also adversely affect our profitability and cash flows.

In recent years, the Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) has raised benchmark interest rates to combat continued inflation and may potentially continue to do so, which likely will cause our borrowing costs to increase over time. As a result of the inflationary factors discussed above affecting the Company, our business, financial condition, results of operations, cash flows, and liquidity could be materially and adversely affected over time.

Our customers’ budgetary constraints, regulatory support or decisions, and financial condition could materially and adversely impact work awarded.
The majority of our customers are regulated utilities, whose capital budgets are influenced significantly by the various public utility commissions. As a result, the timing and volume of work performed by us is largely dependent on the regulatory environment in our operating areas and related client capital constraints. If budgets of our clients are reduced, regulatory support for capital projects and programs is diminished, or risk tolerances that limit how much business a utility may retain with a single service provider are changed, it could have a material adverse effect on our business, results of operations, and cash flows. Additionally, the impact of new regulatory and compliance requirements could result in productivity inefficiencies and have a material adverse effect on our results of operations and cash flows, or timing delays in their realization.

Unfavorable economic, market or regulatory conditions affecting the financial services industry or capital investment could reduce capital expenditures in the industries we serve or could otherwise materially and adversely affect our customers, which could result in decreased demand for our services.
Demand for our services has been, and will likely continue to be, seasonal in nature and vulnerable to general downturns in the U.S. and Canadian economies in which we operate. Unfavorable market conditions, including from inflation or supply chain disruptions, market uncertainty, the ongoing war in Ukraine, the conflicts in the Middle East, public health crises, or economic downturns could have a negative effect on demand for, or the profitability of, our customers’ services. We continually monitor our customers and their relative economic health compared to the economy as a whole. Our customers may not have the ability to fund capital expenditures for infrastructure or may have difficulty obtaining financing for planned projects during economic downturns. Uncertain or adverse economic or political conditions, the lack of availability of debt or equity financing and/or higher interest rates could reduce our customers’ capital spending or cause project cancellations or deferrals. On November 15, 2021, the Infrastructure Investment and Jobs act (“IIJA”) was signed into law. While the IIJA provides for funding in many of the markets in which we operate, timing of the awards for projects funded by the IIJA is uncertain. We may not be able to obtain the expected benefits from the IIJA or any other infrastructure or stimulus spending. Any of these conditions could materially and adversely affect our results of operations, cash flows and liquidity, and could add uncertainty to our backlog determinations.

The natural gas market has historically been and is likely to continue to be volatile. Natural gas prices are subject to large fluctuations in response to changes in supply and demand, including from disruptions in global economic activity, climate change initiatives and demand for alternative energy sources, legislative and regulatory changes, as well as market and political uncertainty, including from unrest or military actions involving natural gas-producing nations, such as the ongoing war in Ukraine and associated sanctions severely limiting Russian natural gas or other exports, and a variety of other factors that are beyond our control. Such market volatility can affect our customers’ investment decisions and subject us to project cancellations, deferrals or unexpected changes in the timing of project work. Economic factors, including economic downturns, can also negatively affect demand in our other business segments. Our customers in the power delivery, clean energy and infrastructure and communications segments could be negatively affected if projects or services are ordered at a reduced rate, or not at all, which in turn, could adversely affect demand for our services. A decrease in demand for the services we provide from any of the above factors, among others, could materially and adversely affect our results of operations, cash flows and liquidity.

In addition to the changing rules and regulations related to environmental, social and governance (“ESG”) matters imposed by governmental and self-regulatory organizations such as the SEC and the NYSE, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. We could be criticized by ESG stakeholders for our performance on ESG topics and could likewise be criticized by anti-ESG stakeholders for the scope or nature of our sustainability initiatives or goals or for any revisions to these goals. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, business, financial performance and growth.
We are subject to risks associated with climate change, and weather conditions in our operating areas can materially and adversely affect operations, financial position, and cash flows.
Climate change-related events could negatively affect our business, financial condition and results of operations. The potential effects of climate change are highly uncertain, and climate change could result in, among other things, an increase in extreme weather events, such as floods, hurricanes and wildfires, as well as changes in rainfall patterns, storm patterns and intensities, temperature levels, rising sea levels and limitations on water availability and quality. While we have formalized a service offering for emergency utility system restoration services to bring customers’ above-ground utility infrastructure back online following regional storms and other extreme weather events, our results of operations, financial position, and cash flows can be significantly impacted by changes in weather that affect our ability to provide utility companies with these services, as well as contracted-for trenching, installation, and replacement of underground pipes, in addition to maintenance services for energy distribution systems in general. Our ability to perform work and meet customer schedules can be affected by weather conditions such as snow, ice, frost, rain, and named storms. Weather may affect our ability to work efficiently and can cause project delays and additional costs. Our ability to negotiate change orders for the impact of weather on a project could impact our profitability. Generally, our revenues are lowest during the first quarter of the year due to less favorable winter weather conditions in certain areas where we perform work. These conditions also require certain areas to scale back their workforce at times during the winter season, presenting challenges associated with maintaining an adequately skilled labor force when it comes time to re-staffing work crews following the winter layoffs.

Weather extremes such as drought and high temperature variations are common occurrences in the southwest United States and could impact our growth and results of operations. Deviations from normal weather conditions, even those occurring outside of our service territories, as well as the seasonal nature of our businesses can create fluctuations in our short-term cash flows and earnings.

Risks associated with operating in the Canadian market could restrict our ability to expand and materially harm our business and prospects.
There are numerous inherent risks in conducting our business in a different country including, but not limited to, potential instability in markets, political, economic or social conditions, and difficult or additional legal and regulatory requirements applicable to our operations. Limits on our ability to repatriate earnings, exchange controls, and complex U.S. and Canadian laws and treaties including laws related to the U.S. Foreign Corrupt Practices Act and similar laws could also adversely impact our operations. Changes in the value of the Canadian dollar could increase or decrease the U.S. dollar value of our profits earned or assets held in Canada or potentially limit our ability to reinvest earnings from our operations in Canada to fund the financing requirements of our operations in the United States. We also are exposed to currency risks relating to the translation of certain monetary transactions, assets and liabilities. In addition, U.S. relations with the rest of the world, including Canada, remains uncertain with respect to taxes, trade policies and tariffs, especially as the political landscape changes due to the recent U.S. presidential and congressional elections. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods among other possible changes. In addition, President Donald Trump has imposed a 10% tariff on imported goods from China and has made efforts to impose significant tariffs on imported goods from certain other countries, including a 25% tariff on all goods entering the United States from Canada. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. If the tariff on goods from Canada is effected, Canada may impose retaliatory tariffs, which could adversely affect our Canadian operations. These risks could restrict our ability to provide services to Canadian customers or to operate our Canadian business profitably and could have a material adverse effect on our results.

Regulatory, Legislative and Legal Risks

In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we and others take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our joint venture partners, equity investments, customers or other third parties.

Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available, and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or the entry of a judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.

Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on our financial results.
We occasionally bring claims against project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. We could experience reduced profits, cost overruns or project losses if we fail to properly document the nature of change orders or claims or are otherwise unsuccessful in negotiating an expected settlement. These types of claims can often occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional costs, both direct and indirect, or from project or contract terminations. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may be required to invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse effect on our liquidity and financial results.

The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.
Our customer contracts typically include a warranty for the services that we provide against certain defects in workmanship and material. Additionally, materials used in construction are often provided by the customer or are warranted against defects from the supplier. Certain projects have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. If warranty claims occur, it could require us to re-perform the services or to repair or replace the warranted item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Warranty claims have historically not been material, but such claims could potentially increase. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.

Our business involves judgments regarding the planning, design, development, construction, operations and management of electric power transmission and commercial construction. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable standards could result in damages. A significantly adverse or catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or could impact our ability to obtain affordable insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured or underinsured claim could have an adverse impact on our business, financial condition, results of operations and cash flows.

Many of our customers are regulated by federal and state government agencies and the addition of new regulations or changes to existing regulations may adversely impact demand for our services and the profitability of those services.
Many of our customers are regulated by various government agencies, including the FERC, and the state public utility commissions. In addition, other agencies, such as the Department of Transportation, including PHMSA, also make regulations impacting our customers. These agencies could change their regulations or the way in which they interpret current regulations and may impose additional regulations or restrictions, or alter the recoverability of services we provide to our customers. These changes could have an adverse effect on our customers and the profitability of the services they provide or recoverability of projects they undertake, which could reduce demand for our services or delay our ability to complete projects. Additionally, our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses, as well as give rise to termination or cancellation rights under our contracts, or disqualify us from future bidding opportunities.

Legislative or regulatory actions relating to natural gas and electricity transmission and distribution may impact demand for our services.
Current and potential legislative or regulatory actions may impact demand for our services, requiring utilities to meet reliability standards, and encourage installation of new electric transmission and distribution and renewable energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services, or if these incentives will continue to exist under President Trump’s administration.

Because most of our transmission and distribution revenue is derived from natural gas and electric transmission and distribution industries, regulatory and environmental requirements affecting those industries could adversely affect our business, financial condition, results of operations and cash flows. Customers in the industries we serve overall face stringent regulatory and environmental requirements, as well as permitting processes, as they implement plans for their projects, which may result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for our services in the past, and they may do so in the future, potentially impacting our operations and our ability to grow at historical levels, or at all.

In addition, while many states have mandates in place that require specified percentages of electricity to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and may not be viable unless new or expanded transmission infrastructure to transport the electricity to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available. These factors could result in fewer renewable energy projects and a delay in the construction of these projects and the related infrastructure, which could have a material adverse effect on our business.

Compliance with the regulations of the U.S. Occupational Safety and Health Administration (“OSHA”) can be costly, and non-compliance with such requirements may result in potentially significant monetary penalties, operational delays or shutdowns, negative publicity and materially and adversely affect our financial condition.
Our operations are subject to regulation under OSHA and other state and local laws and regulations. OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the applicable regulatory authorities and various recordkeeping, disclosure and procedural requirements. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend, terminate or limit operations. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position, impact our ability to maintain and secure new work with customers and have a material adverse effect on our business.

We have incurred, and we will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state, local and foreign laws and regulations. While we have invested, and we will continue to invest, substantial resources in worker health and safety programs, there can be no assurance that we will avoid significant liability exposure. Workers’ compensation and related claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, business customers could cancel existing contracts and not award future business to us, which could materially and adversely affect our liquidity, cash flows and results of operations.

Our failure to comply with environmental and other laws and regulations could result in significant liabilities.
Our past, current and future operations are subject to numerous environmental and other laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and waste, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment, including asbestos and mercury, and employee exposure to such hazardous substances and wastes. We cannot predict future changes to environmental regulations and policies, nor can we predict the effects that any such changes would have on our business, but such effects could be significant.

Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business, financial condition, results of operations and cash flows. Generally, under our contracts we are responsible for any non-hazardous or hazardous substances and wastes we bring on to a jobsite or that we generate secondary to the work we perform, which liabilities could arise from violations of environmental laws and regulations as a result of human error, equipment failure or other causes.

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new permitting or cleanup requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our business, financial condition, results of operations and cash flows. In certain instances, we have obtained indemnification or covenants from third parties (including our predecessor owners or lessors) for some or all of such cleanup and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs, which could have a material adverse effect on our business, results of operations and cash flows.

Legislative and regulatory proposals to address greenhouse gas emissions could result in a variety of regulatory programs, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers. If new regulations are adopted regulating greenhouse gas emissions from mobile sources such as cars and trucks, we could experience a significant increase in environmental compliance costs due to our large fleet. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer. The future impact of these actions, and the new administration generally, on existing climate-related regulations cannot be predicted at this time.

We are also subject to laws and regulations protecting endangered species, artifacts and archaeological sites. We may incur work stoppages to avoid violating these laws and regulations, or we may risk fines or other sanctions for accidentally or willfully violating these laws and regulations. We are also subject to immigration laws and regulations, for which noncompliance could materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to our Relationship with Southwest Gas Holdings

Until Southwest Gas Holdings disposes of its holdings of our common stock, Southwest Gas Holdings will control the direction of our business, and the concentrated ownership of our outstanding common stock will prevent our stockholders from influencing significant decisions.
Southwest Gas Holdings owns approximately 81% of our outstanding common stock as of December 29, 2024. As long as Southwest Gas Holdings controls a majority of the voting power of our outstanding common stock with respect to a particular matter, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Southwest Gas Holdings were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Southwest Gas Holdings does not dispose of its ownership of our equity interests, it could remain our controlling stockholder for an extended period of time or indefinitely. In such a case, the concentration of Southwest Gas Holdings’ ownership of our company may delay or prevent any acquisition or delay or discourage takeover attempts that stockholders may consider to be favorable, or make it more difficult or impossible for a third-party to acquire control of our company or effect a change in the Board and management, any of which may cause the market price of our common stock to decline. Any delay or prevention of a change of control transaction could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a premium over the then-current market price for their common stock.

Moreover, pursuant to the Separation Agreement, for so long as Southwest Gas Holdings beneficially owns a majority of the total voting power of our outstanding common stock with respect to the election of directors, Southwest Gas Holdings has the right, but not the obligation, to designate for nomination a majority of the directors (including the Chair of our Board). In addition, unless Southwest Gas Holdings otherwise consents, any committee of the Board, and any subcommittee thereof, shall be composed of a number of Southwest Gas Holdings designees such that the number of Southwest Gas Holdings designees serving thereon is proportional to the number of Southwest Gas Holdings designees serving on our Board as compared to the total number of directors serving on our Board, subject to compliance with committee independence requirements and taking into consideration applicable controlled company exemptions. In addition, Southwest Gas Holdings has the right, but not the obligation, to nominate (i) 85.7% of our directors, as long as it beneficially owns more than 70% of the combined voting power of our outstanding common stock, (ii) 71.4% of our directors, as long as it beneficially owns more than 60%, but less than or equal to 70% of the combined voting power of our outstanding common stock, (iii) 57.1% of our directors, as long as it beneficially owns more than 50%, but less than or equal to 60% of the combined voting power of our outstanding common stock, (iv) 42.9% of our directors, as long as it beneficially owns more than 30%, but less than or equal to 50% of the combined voting power of our outstanding common stock, (v) 28.6% of our directors, as long as it beneficially owns more than 20%, but less than or equal to 30% of the combined voting power of our outstanding common stock, and (vi) 14.3% of our directors, as long as it beneficially owns more than 5%, but less than or equal to 20% of the combined voting power of our outstanding common stock.

Southwest Gas Holdings’ interests may not be the same as, or may conflict with, the interests of our other stockholders. Our stockholders will not be able to affect the outcome of any stockholder vote while Southwest Gas Holdings controls the majority of the voting power of our outstanding common stock, except where Delaware law requires that a matter be determined by a majority of the votes cast by minority stockholders and excludes Southwest Gas Holdings from the minority for that purpose. As a result, Southwest Gas Holdings will generally be able to control, whether directly or indirectly through its ability to remove and elect directors, and subject to applicable law, substantially all matters affecting us, including:
•any determination with respect to our business direction and policies, including the election and removal of directors and the appointment and removal of officers;
•any determinations with respect to mergers, amalgamations, business combinations or dispositions of assets;
•our financing and dividend policy, and the payment of dividends on our common stock, if any;
•compensation and benefit programs and other human resources policy decisions;
•changes to any other agreements that may adversely affect us; and
•determinations with respect to our tax returns and other tax matters.

In addition, pursuant to the Separation Agreement, until Southwest Gas Holdings ceases to hold 50% of the total voting power of our outstanding share capital entitled to vote in the election of our directors, we are not permitted, without Southwest Gas Holdings’ prior written consent, (or, in certain circumstances, the approval of the Southwest Gas Holdings Board of Directors), to take certain significant actions. Further, prior to the termination of the Separation Agreement, with respect to the amendment of certain provisions in our Charter and Bylaws relating to the Separation Agreement or the Tax Matters Agreement, Southwest Gas Holdings and any and all successors to Southwest Gas Holdings, by way of merger, consolidation or sale of all or substantially all of its assets or equity, is entitled to a number of votes (which may be a fraction) for each share of common stock held of record by Southwest Gas Holdings on the record date for determining stockholders entitled to vote on such proposal that is equal to the greater of (A) one and (B) the quotient of (i) the sum of (y) the aggregate votes entitled to be cast by all holders of our capital stock (including common stock and preferred stock) other than Southwest Gas Holdings on such proposal plus (z) one divided by (ii) the number of shares of common stock held of record by Southwest Gas Holdings on the record date for determining stockholders entitled to vote on such proposal. As a result, our ability to take such actions may be delayed or prevented, including actions that our other stockholders may consider favorable. We are not able to terminate or amend the Separation Agreement, except in accordance with its terms.

We may not be able to resolve any potential conflicts with Southwest Gas Holdings, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party. While we are controlled by Southwest Gas Holdings, we may not have the leverage to negotiate amendments to our various agreements with Southwest Gas Holdings (if any are required) on terms as favorable to us as those we would negotiate with an unaffiliated third party. Because Southwest Gas Holdings’ interests may differ from ours or from those of our other stockholders, actions that Southwest Gas Holdings takes with respect to us, as our controlling stockholder and pursuant to its rights under the Separation Agreement, may not be favorable to us or our other stockholders.

If a Distribution is effectuated and such Distribution is taxable to Southwest Gas Holdings as a result of a breach by us of any covenant or representation made by us in the Tax Matters Agreement, we will generally be required to indemnify Southwest Gas Holdings and this indemnification obligation, or the payment thereof, could have a material adverse effect on us.
If a Distribution is effectuated, it is currently intended that any Distribution will qualify as a tax-free transaction to Southwest Gas Holdings and to holders of Southwest Gas Holdings common stock, except with respect to any cash received in lieu of fractional shares. If the Distribution fails to qualify for the intended tax treatment or is taxable to Southwest Gas Holdings due to a breach by us (or any of our subsidiaries) of any covenant or representation made by us in the Tax Matters Agreement that we entered into Southwest Gas Holdings, we will generally be required to indemnify Southwest Gas Holdings for all tax-related losses suffered by Southwest Gas Holdings. We will not control the resolution of any tax contest relating to taxes suffered by Southwest Gas Holdings in connection with a Distribution, and we may not control the resolution of tax contests relating to any other taxes for which we may ultimately have an indemnity obligation under the Tax Matters Agreement. In the event that Southwest Gas Holdings suffers tax-related losses in connection with a Distribution that must be indemnified by us under the Tax Matters Agreement, the indemnification liability, or the payment thereof, could have a material adverse effect on us.

We are subject to restrictions on our actions (including issuing additional equity) until a Distribution has been implemented or abandoned in order to avoid triggering significant tax-related liabilities.
During the period which began on April 13, 2024 upon the completion of the Separation and which will end two years after the date of a Distribution, if effected (or, if earlier, the date that Southwest Gas Holdings determines to no longer pursue a Distribution or determines it is no longer possible to implement a Distribution on a basis that is tax-free to both Southwest Gas Holdings and its stockholders), the Tax Matters Agreement generally prohibits us from taking certain actions that could cause the Distribution and certain related transactions to fail to qualify as tax-free transactions, including:
•we may not dissolve or liquidate ourselves;
•we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”));
•we may not sell or otherwise issue our common stock in certain circumstances;
•we may not redeem or otherwise acquire any of our common stock, other than pursuant to certain open market repurchases of less than 20% of our common stock (in the aggregate);
•we may not amend our certificate of incorporation (or other organizational documents) or take any other action, whether through a stockholder vote or otherwise, affecting the voting rights of our common stock;
•we may not sell, transfer or dispose of more than 20% of our assets to a third-party except for ordinary course asset sales, or in the case of our cash, cash paid to acquire assets in arm’s length transactions or to satisfy mandatory or optional repayment of indebtedness; and
•more generally, we may not take any action that could reasonably be expected to cause the Distribution and certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes. For example, until the Distribution has been implemented or abandoned, this restriction generally will prevent us from issuing shares that could reasonably be expected to cause Southwest Gas Holdings to own less than 80% of our outstanding stock.

In some instances, we may be permitted to take an otherwise restricted action if we obtain an Internal Revenue Service ruling or tax opinion regarding the expected impact on the tax treatment of the Distribution. If we take any of the actions above (whether or not we obtain such a ruling or tax opinion) and such actions result in tax-related losses to Southwest Gas Holdings, we generally will be required to indemnify Southwest Gas Holdings for such tax-related losses. Due to these restrictions and related indemnification obligations, while these restrictions remain in effect, we may be materially limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to Southwest Gas Holdings might discourage, delay or prevent a change of control that our stockholders may consider favorable.

Southwest Gas Holdings will have control over the type and timing of a Distribution or any other disposition transaction.
Southwest Gas Holdings will have no obligation to complete a Distribution or any other disposition transaction on any particular timeline or at all. Whether Southwest Gas Holdings proceeds with a Distribution or any other additional alternative disposition transaction is within Southwest Gas Holdings’ sole discretion. If disposition transactions are delayed, restructured or not completed, the market price of our common stock may be adversely affected. Furthermore, any uncertainty around the timing of a disposition transaction or the announcement of a disposition transaction could have an adverse effect on the trading price of our common stock.

If Southwest Gas Holdings sells or otherwise disposes of a controlling interest in our company to a third-party in a private transaction, our stockholders may not realize any change-of-control premium on their shares of common stock and we may become subject to the control of a presently unknown third party.
For so long as Southwest Gas Holdings owns at least 25% of the total voting power of our common stock, it will have significant influence over our plans and strategies, including strategies relating to marketing and growth. Southwest Gas Holdings will have the ability, should it choose to do so, to sell or otherwise dispose of some or all of our common stock that it owns in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

The ability of Southwest Gas Holdings to privately sell or otherwise dispose of the shares of common stock it owns, with no requirement for a concurrent offer to be made to acquire all of our common stock that will be publicly traded hereafter, could prevent our stockholders from realizing any change-of-control premium on their shares that may otherwise accrue to Southwest Gas Holdings on its private sale of our common stock. Additionally, if Southwest Gas Holdings privately sells or otherwise disposes of its significant equity interests in our company, we may become subject to the control of a presently unknown third party. Such third party may have interests that conflict with those of other stockholders and may attempt to cause us to revise or change our plans and strategies, as well as the agreements between Southwest Gas Holdings and us, described in this Annual Report on Form 10-K.

Southwest Gas Holdings’ ability to control our Board may make it difficult for us to recruit independent directors.
Pursuant to the Separation Agreement, for so long as Southwest Gas Holdings beneficially owns a majority of the total voting power of our outstanding common stock with respect to the election of directors, Southwest Gas Holdings has the right, but not the obligation, to designate for nomination a majority of the directors (including the Chair of our Board). In addition, unless Southwest Gas Holdings otherwise consents, any committee of the Board, and any subcommittee thereof, shall be composed of a number of Southwest Gas Holdings designees such that the number of Southwest Gas Holdings designees serving thereon is proportional to the number of Southwest Gas Holdings designees serving on our Board as compared to the total number of directors serving on our Board, subject to compliance with committee independence requirements taking into consideration applicable controlled company exemptions. In addition, Southwest Gas Holdings has the right, but not the obligation, to nominate (i) 85.7% of our directors, as long as it beneficially owns more than 70% of the combined voting power of our outstanding common stock, (ii) 71.4% of our directors, as long as it beneficially owns more than 60%, but less than or equal to 70% of the combined voting power of our outstanding common stock, (iii) 57.1% of our directors, as long as it beneficially owns more than 50%, but less than or equal to 60% of the combined voting power of our outstanding common stock, (iv) 42.9% of our directors, as long as it beneficially owns more than 30%, but less than or equal to 50% of the combined voting power of our outstanding common stock, (v) 28.6% of our directors, as long as it beneficially owns more than 20%, but less than or equal to 30% of the combined voting power of our outstanding common stock, and (vi) 14.3% of our directors, as long as it beneficially owns more than 5%, but less than or equal to 20% of the combined voting power of our outstanding common stock. The Separation Agreement also provides Southwest Gas Holdings with certain approval rights with respect to the composition of the committees of our Board. Under these circumstances, qualified and experienced persons who might otherwise accept an invitation to join our Board may decline, which means that we would not be able to benefit from their qualifications and expertise in service as members of our Board.

We may be subject to certain contingent tax liabilities of Southwest Gas Holdings following a Distribution or an alternative disposition.
Under the Code and the related rules and regulations, each corporation that was a member of the Southwest Gas Holdings consolidated group during any part of the consolidated return year is severally liable for the U.S. federal income tax liability of the entire Southwest Gas Holdings consolidated group for that year. Consequently, if Southwest Gas Holdings is unable to pay the consolidated U.S. federal income tax liability for a prior period, we could be required to pay the entire amount of such tax, which could be substantial and in excess of the amount that would be allocated to us under the Tax Matters Agreement.

We are a “controlled company” as defined under the corporate governance rules of the NYSE which means Southwest Gas Holdings controls the direction of our business, and we will remain a controlled company until Southwest Gas Holdings no longer holds a majority of the voting power of our outstanding common stock. As a result, we will qualify for exemptions from certain corporate governance requirements of the NYSE.
We are a “controlled company” as defined under the corporate governance rules of the NYSE and, therefore, will qualify for exemptions from certain corporate governance requirements of the NYSE, including:
•the requirement that the Board be composed of a majority of independent directors;
•the requirement that the Nominating and Corporate Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or, if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate;
•the requirement that the Compensation Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the Nominating and Corporate Governance Committee and the Compensation Committee.

We have elected to take advantage of one or more of these exemptions from time to time in the future. As a result, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Southwest Gas Holdings is not restricted from competing with us under our amended and restated certificate of incorporation.
Our amended and restated certificate of incorporation (the “Charter”) provides that Southwest Gas Holdings and its directors and officers have no obligation to refrain from engaging in the same or similar business activities or lines of business as we do, doing business with any of our clients, customers or vendors or employing or otherwise engaging any of our directors, officers or employees. As such, neither Southwest Gas Holdings nor any officer or director of Southwest Gas Holdings will be liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.

Potential indemnification liabilities to Southwest Gas Holdings pursuant to the Separation Agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.
The Separation Agreement and certain other agreements with Southwest Gas Holdings provide for indemnification obligations (for uncapped amounts) designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation. If we are required to indemnify Southwest Gas Holdings under the circumstances set forth in the Separation Agreement, we may be subject to substantial liabilities.

In connection with the Separation, Southwest Gas Holdings has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Southwest Gas Holdings’ ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation Agreement and certain other agreements with Southwest Gas Holdings, Southwest Gas Holdings has agreed to indemnify us for certain liabilities as discussed further in “Certain Relationships and Related Person Transactions.” However, third-parties could also seek to hold us responsible for any of the liabilities that Southwest Gas Holdings has agreed to retain, and there can be no assurance that the indemnity from Southwest Gas Holdings will be sufficient to protect us against the full amount of such liabilities, or that Southwest Gas Holdings will be able to fully satisfy its indemnification obligations. In addition, Southwest Gas Holdings’ insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the Separation, and in any event Southwest Gas Holdings’ insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from Southwest Gas Holdings or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could have a material adverse effect on our businesses, financial position, results of operations and cash flows.

We may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect our businesses.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not realized at all. The Separation is expected to provide the following benefits, among others:
•the Separation will allow investors to separately value Southwest Gas Holdings and us based on our distinct investment identities. The Separation will enable investors to evaluate the merits, performance and future prospects of each company’s respective businesses and to invest in each company separately based on their distinct characteristics;
•the Separation will allow us and Southwest Gas Holdings to more effectively pursue our and Southwest Gas Holdings’ distinct operating priorities and strategies and enable management of both companies to focus on unique opportunities for long-term growth and profitability. For example, while our management will be enabled to focus exclusively on our businesses, the management of Southwest Gas Holdings will be able to grow its businesses. Our and Southwest Gas Holdings’ separate management teams will also be able to focus on executing the companies’ differing strategic plans without diverting attention to other businesses;
•the Separation will permit each company to concentrate its financial resources solely on its own operations without having to compete with each other for investment capital. This will provide each company with greater flexibility to invest capital in its businesses in a time and manner appropriate for its distinct strategy and business needs;
•the Separation will create an independent equity structure that will afford us direct access to the capital markets and facilitate our ability to capitalize on our unique growth opportunities; and
•the Separation will facilitate incentive compensation arrangements for employees more directly tied to the performance of the relevant company’s businesses, and may enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:
•we may incur costs for certain functions previously performed by Southwest Gas Holdings, such as tax and other general administrative functions that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease;
•the actions required to separate our and Southwest Gas Holdings’ respective businesses could disrupt our and Southwest Gas Holdings’ operations;

•certain costs and liabilities that were otherwise less significant to Southwest Gas Holdings as a whole will be more significant for us and Southwest Gas Holdings as separate companies, after the Separation;
•we will incur costs in connection with the transition to being a separate, publicly traded company that may include accounting, tax, legal directors and officers insurance and other professional services costs;
•we may not achieve the anticipated benefits of the Separation for a variety of reasons, including, among others: (i) the Separation will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our businesses; (ii) following the Separation, we may be more susceptible to market fluctuations and other adverse events than if it were still a part of Southwest Gas Holdings; and (iii) following the Separation, our businesses will be less diversified than Southwest Gas Holdings’ businesses prior to the Separation; and
•to help preserve the ability of Southwest Gas Holdings to effectuate a Distribution in a manner that is tax-free to both Southwest Gas Holdings and its stockholders, we generally will be restricted under the Tax Matters Agreement from taking any action that prevents such Distribution from qualifying for tax-free status for U.S. federal income tax purposes. During the period these restrictions remain in effect, they may materially limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our businesses.

If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our businesses, operating results and financial condition could be materially and adversely affected.

We may have received better terms from unaffiliated third parties than the terms we received in our agreements with Southwest Gas Holdings.
The agreements we have entered into with Southwest Gas Holdings in connection with the Separation, including the Separation Agreement, the Tax Matters Agreement and the Registration Rights Agreement, were prepared in the context of the Separation while we were still a wholly-owned subsidiary of Southwest Gas Holdings. Accordingly, during the period in which these agreements were prepared, we did not have an independent board of directors or a management team that was independent of Southwest Gas Holdings. The terms of these agreements, including the fees charged for services provided under these agreements, were primarily determined by Southwest Gas Holdings and, as a result, may not necessarily reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties or from arm’s-length negotiations between Southwest Gas Holdings and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction.

Risks Related to Ownership of Our Common Stock

We cannot be certain that an active trading market for our common stock will be sustained, and the stock price of our common stock may fluctuate significantly.
We cannot guarantee that an active trading market for shares of our common stock will be sustained. If an active trading market is not sustained, our stockholders may have difficulty selling their shares of our common stock at an attractive price or at all. An inactive trading market could also impair our ability to raise capital by selling shares of our common stock, our ability to attract and motivate our employees through equity incentive awards and our ability to acquire businesses, brands, assets or technologies by using shares of our common stock as consideration.

In addition, we cannot predict the prices at which shares of our common stock may trade. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•our quarterly or annual earnings, or those of other companies in our industry;
•the failure of securities analysts to cover our common stock;
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimated by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•changes to the regulatory and legal environment in which we operate;
•overall market fluctuations and domestic and worldwide economic conditions; and
•other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. If any of the forgoing events occur, it could cause our stock price to fall and may expose us to lawsuits, including securities class action litigation, that, even if unsuccessful, could result in substantial costs and divert our management’s attention and resources. Our stockholders should consider an investment in shares of our common stock to be risky, and our stockholders should invest in shares of our common stock only if they can withstand a significant loss and wide fluctuations in the market value of their investment.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock may be materially and adversely affected and we may suffer harm to our reputation.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our annual report on Form 10-K for the fiscal year ended December 28, 2025, we will be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In the event we are deemed to be a large accelerated filer or an accelerated filer we will also be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, our reputation with investors could be harmed, the market price of our common stock could be materially and adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time consuming and has resulted in increased costs to us, which could have a material adverse effect on our business, financial condition and results of operations.

As an independent public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Protection Act (“Dodd-Frank Act”), as well as the listing requirements of the NYSE. These reporting and other obligations may place significant demands on our management and on administrative and operational resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations, and therefore need to have the ability to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required, and management’s attention may be diverted from other business concerns.

Furthermore, though we have been indirectly subject to these requirements previously as a subsidiary of Southwest Gas Holdings, we might not be successful in implementing these requirements. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have an adverse effect on our business, results of operations, and financial condition.

Future distributions or sales by Southwest Gas Holdings or sales by other holders of shares of our common stock, or the perception that such distributions and sales may occur, could cause the price of our common stock to decline, potentially materially.
As of the date of this Annual Report on Form 10-K, Southwest Gas Holdings owns approximately 81% of our outstanding common stock. These shares are “restricted securities” as that term is defined in Rule 144 (“Rule 144”) under the Securities Act. Southwest Gas Holdings is entitled to sell or otherwise dispose of these shares in the public market only if the sale of such shares is registered with the SEC or if the sale of such shares qualifies for an exemption from registration under Rule 144 or any other applicable exemption under the Securities Act. In connection with the Centuri IPO, we gave certain registration rights to Southwest Gas Holdings and the Icahn Investors, and we are unable to predict with certainty whether or when Southwest Gas Holdings or the Icahn Investors will dispose of a substantial number of shares of our common stock. The sale by Southwest Gas Holdings of a substantial number of shares of our common stock, or a perception that such a sale could occur, could significantly reduce the prevailing market price of shares of our common stock.

The market price of shares of our common stock may be volatile, which could cause the value of our stockholders’ investment to decline, potentially significantly.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our common stock could decrease significantly.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We do not intend to pay dividends on our common stock for the foreseeable future.
We have never paid cash dividends on our common stock, and our present policy is to retain any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. The decision to pay any dividends in the future, and the timing and amount thereof, to our stockholders will fall within the discretion of the Board, subject to certain consent rights held by Southwest Gas Holdings. The Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our then existing debt agreements, industry practice, legal requirements and other factors that the Board deems relevant. For more information, please refer to the section entitled “Dividend Policy.” Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if we commence paying dividends. Investors should not rely on an investment in our common stock if they require income generated from dividends paid on our common stock. Because we do not intend to pay dividends on our common stock, any income derived from our common stock would only come from a rise in the market price of our common stock, which is uncertain and unpredictable.
Our stockholders’ percentage ownership in us may be diluted in the future.
Subject to Southwest Gas Holdings’ consent rights, we are not restricted from issuing additional common stock. Our Charter provides that we may issue up to a total of 850,000,000 shares of common stock, of which 88,517,521 shares are outstanding as of the date of this Annual Report on Form 10-K. We intend to grow our business organically as well as through acquisitions. Occasionally, we may issue shares of common stock as consideration in our acquisitions, and we may have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. In connection with the Centuri IPO, we filed a registration statement on Form S-8 to register the shares of our common stock that we reserved for issuance under our equity incentive plan. The Compensation Committee has granted, and we expect will continue to grant, additional equity awards to our employees and directors from time to time under our equity incentive plan. The issuance of additional shares of our common stock in connection with future acquisitions, financing transactions, stock-based payment awards or other issuances of our common stock will dilute the ownership interest of our common stockholders. Sales of a substantial number of shares of our common stock or other equity-linked securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

In addition, our Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as the Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the occurrence of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of the common stock. See the section titled “Description of Capital Stock—Preferred Stock” in the Description of Capital Stock filed as Exhibit 4.1 to this Form 10-K.

Certain provisions in our Charter and Bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could have a material adverse effect on the trading price of our common stock.
Our Charter and amended and restated bylaws (the “Bylaws”) contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others:
•the inability of our stockholders to call a special meeting;
•after Southwest Gas Holdings no longer beneficially owns 50% of the total voting power of our outstanding shares, the inability of our stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of the Board to issue preferred stock without stockholder approval;
•the ability of our directors, and not stockholders (other than Southwest Gas Holdings, which has a right to fill certain vacancies), to fill vacancies (including those resulting from an enlargement of the Board) on the Board; and
•the requirement that the affirmative vote of stockholders holding at least two-thirds of our voting stock is required to amend certain provisions in our Bylaws and certain provisions in our Charter.

We have “opted out” of Section 203 of the Delaware General Corporation Law (the “DGCL”). Our Charter includes a “Dominant Stockholder” (defined as any individual, corporation, partnership or other person (other than the Company and any current or future direct or indirect majority-owned subsidiary of the Company) which, together with its affiliates, owns 15% or more of the total voting power of the Company’s outstanding common stock) provision pursuant to which a “Business Combination” of us with a Dominant Stockholder will require approval by 66 2/3% of the outstanding shares, subject to certain exceptions requiring super-majority (65% or 85%) approval by the Board. The “Dominant Stockholder” provision in our Charter, while similar to the provision in the Southwest Gas Holdings charter, differs in certain respects, including as it relates to the proposed spin-off and distributions of shares of our capital stock by Southwest Gas Holdings.

The existence of this provision is expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board, including discouraging attempts that might result in a premium over the market price for the shares of our common stock held by our stockholders.

Our Charter designates the Court of Chancery of the State of Delaware or, if the Court of Chancery of the State of Delaware determines that it does not have subject matter jurisdiction, another state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders. Our Charter further designates the federal district courts of the United States as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These forum selection provisions could discourage lawsuits against us and our directors, officers, employees and stockholders.
Our Charter provides that, unless we consent otherwise, the Court of Chancery of the State of Delaware or, if the Court of Chancery of the State of Delaware determines that it does not have subject matter jurisdiction, another state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware), will be the sole and exclusive forum for any (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee or stockholder of Centuri in such capacity to Centuri or to Centuri stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (iii) any action asserting a claim against us or any current or former director or officer or other employee or stockholder of Centuri in such capacity arising pursuant to any provision of the DGCL or our Charter or Bylaws, (iv) any action asserting a claim relating to or involving

Centuri governed by the internal affairs doctrine, or (v) any action asserting an “internal corporate claim” as such term is defined in Section 115 of the DGCL.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Charter further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and as a result, the exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision described above. Our stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Centuri or our directors or officers, which may discourage such lawsuits against Centuri and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks; intellectual property and proprietary business information theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; physical damage to utility and transmission infrastructure; and reputational harm. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage these risks. As part of our enterprise risk management program, we consider cybersecurity risks alongside other risks in our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying material cybersecurity threats, assessing their severity, and deploying potential mitigations. We have implemented cybersecurity programs that are tailored to the distinct businesses of our segments.

We conduct quarterly cybersecurity reviews with our executive leadership team. The review outlines the state of cybersecurity practices at Centuri through the lens of the NIST Cybersecurity Framework (“NIST CSF”). Details relative to the progress of specific goals and objectives are communicated to ensure alignment with leadership expectations. We have developed policies and implemented procedures to meet the security control objectives provided within the NIST CSF, as well as applicable Centuri policies. Our cybersecurity team performs a variety of internal operational risk assessment activities to track and mitigate risks to the organization. These operational practices cross a variety of management activities, and a list of these activities is maintained in a Cybersecurity Risk Register for tracking the status of risk mitigation activities, as well as the overall maturity of the organization relative to the NIST CSF. We further engage third parties to perform both targeted and holistic evaluations of our cybersecurity practices on a regular basis.

Our cybersecurity team performs independent reviews of new vendors whose services may be potentially integrated within our enterprise. As part of a standardized review process, our cybersecurity team maintains a Control Assurance Toolkit to review vendor activities, practices, and controls for alignment with our policies and procedures. Resulting control recommendations are coordinated to ensure appropriate implementation during integration activities.

We undertake vulnerability, attack, and penetration testing via a third-party audit. As part of our general control practices, we perform a review of service organizational controls reports for in-scope vendors to ensure adherence to generally accepted cybersecurity practices. Any reported weaknesses and associated responses are captured and evaluated for impact, and subsequently provided to our leadership for review and response.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Risks Related to Our Business and Industry” as part of our risk factor disclosures in Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein. In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial.

Governance

The Centuri Cybersecurity Program operates under the auspices of our Board. Management oversight is delegated to our VP of Information Technology, who has over 25 years of industry experience and reports directly to our Chief Legal & Administrative Officer. Operational responsibility for daily cybersecurity activities is managed by our Cybersecurity Manager, who has 25 years of industry experience in information technology, with 15 years focusing on information technology (“IT”) risk, security, and compliance. Our Cybersecurity Manager is accountable for the assessment, monitoring, reporting, and mitigation of our cybersecurity risks. Our Cybersecurity Manager is also responsible for identifying and documenting cybersecurity risks, identifying remediation options and activities, ensuring remediation implementation, and providing on-going monitoring for changes in the Company’s overarching risk profile. On a quarterly basis, our VP of Information Technology provides a formal cybersecurity update to our Chief Legal & Administrative Officer, which highlights key metrics, events, efforts, risks, and risk mitigation activities. Our VP of Information Technology is also responsible for communicating with our Board regarding cybersecurity risks, providing our Board with regular cybersecurity briefings that facilitate the alignment and prioritization of efforts on the part of our cybersecurity team as instructed by executive leadership.

Our Security Incident Response Plan (SIRP) governs the procedure for cybersecurity event escalation and notification practices. The plan uses a methodology that closely follows the “Incident Response Life Cycle” published in NIST 800-61 “Computer Security Incident Handling Guide” to manage cybersecurity incidents. In addition to managing the technical response to cybersecurity incidents using this methodology, this plan also addresses non-technical response requirements. Non-technical responses include engaging the proper Centuri personnel to determine the compliance, regulatory, legal, corporate communication, and other requirements we need to comply with to address the cybersecurity incidents.

During a critical cybersecurity event, our Incident Response Team will coordinate with designees from our Disclosure Committee to ensure key details regarding event impact on data, operations, and financials and other attributes of the event are properly communicated. Upon resolution of the event, our IT leadership will compile and retain evidence regarding the event and evaluate it to determine the materiality of the event. In this process, our IT team will provide an overview of the timeline, nature, and severity of impact and highlight the attributes that would aid in the determination of materiality. Our Disclosure Committee is responsible for identifying and communicating with interested parties relative to such an event.

Item 2. Properties

Centuri currently maintains its principal executive offices at 19820 North 7th Avenue, Suite 120, Phoenix, Arizona 85027. Including the principal office, Centuri operates in 87 primary locations across 45 states in the U.S. and two Canadian provinces, and these locations are used across our different reportable segments. As of December 29, 2024, Centuri maintained 104 long-term (greater than 12 months) facility leases across its areas of operations and eight owned properties. Centuri considers its facilities suitable and adequate for the purposes of which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3. Legal Proceedings

For discussion regarding legal proceedings, please refer to “Note 18 — Commitments and Contingencies” in the accompanying notes to our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information For Common Stock

Our common stock has been listed on the NYSE under the symbol “CTRI” since April 18, 2024. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 14, 2025, there were four holders of record of our common stock, and the market price of our common stock was $20.71. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never paid cash dividends on our common stock, and our present policy is to retain any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of the Board, subject to certain consent rights held by Southwest Gas Holdings. The Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our then existing debt agreements, industry practice, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and other factors that our Board deems relevant. Our ability to pay future dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if we commence paying dividends. See “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

The following graph shows the cumulative total return to stockholders of our common stock between April 18, 2024 (the date that our common stock commenced trading on the NYSE) through December 29, 2024 relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) and of the stock of a group of peer companies of the Company in the construction and engineering industry, consisting of Ameresco, Inc., Comfort Systems USA, Inc., Dycom Industries, Inc., EMCOR Group, Inc., Granite Construction Incorporated, IES Holdings, Inc., KBR, Inc., Mastec, Inc., MDU Resources Group, Inc., MYR Group Inc., Primoris Services Corporation, Sterling Infrastructure, Inc., Team, Inc., Tetra Tech, Inc., and Tutor Perini Corporation (“Peer Group Stock”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of S&P 500 and Peer Group Stock on April 18, 2024, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 29, 2024, the end of our last fiscal year. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
Among Centuri Holdings, Inc., the S&P 500 and a Peer Group

$140
$120
$100
$80
$60
4/18/2024
6/30/2024
9/29/2024
12/29/2024
Centuri Holdings, Inc.
S&P 500
Peer Group

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during the fiscal year ended December 29, 2024.

Use of Proceeds

On April 17, 2024, the SEC declared our registration statement on Form S-1 (File No. 333-278178) (the “IPO Registration Statement”) relating to the Centuri IPO effective. There were no material changes in the use of proceeds from our IPO relative to the planned use of proceeds as described in our final prospectus filed with the SEC on April 18, 2024.

Issuer Purchases of Equity Securities

None.

Item 6.    [RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and corresponding notes in Item 8 — Financial Statements and Supplementary Data within Part II of this Annual Report on Form 10-K. Unless the context otherwise requires, references to “we,” “is,” “our,” and “our company” refer to Centuri Holdings, Inc. and its consolidated subsidiaries. As discussed in “Note 1 — Description of Business” to the consolidated financial statements, all financial information presented herein is the financial information of Centuri Holdings, Inc. and its subsidiaries, including Centuri Group, Inc. (“the Operating Company”). This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed within Item 1A — Risk Factors within part I of this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements.”

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and years throughout relate to fiscal months and years rather than calendar months and years. Fiscal years 2024, 2023 and 2022 ended on December 29, 2024, December 31, 2023 and January 1, 2023, respectively, and each year had 52 weeks.

Overview

Company Overview

We are a leading North American utility infrastructure services company that partners with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. We serve as long-term strategic partners to, and an extension of, North America’s electric, gas and combination utility providers, delivering a wide range of infrastructure solutions. Our service offerings primarily consist of the modernization of utility infrastructure through the replacement, maintenance, retrofitting and installation of electric and natural gas distribution and utility-scale transmission networks, and building capacity to meet current and future demands. We also serve complementary, attractive and growing end markets such as renewable energy associated with the expected energy transition, data centers and 5G datacom. Our essential services enable our customers to enhance the safety, reliability and environmental sustainability of the electric and natural gas networks that consumers rely upon to meet their essential and evolving energy needs. Guided by our values and our unwavering commitment to serve as long-term partners to customers and communities, our more than 8,600 employees enable our customers to safely and reliably deliver electricity and natural gas and achieve their goals for environmental sustainability.

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

On April 17, 2024, the IPO Registration Statement was declared effective, and our common stock began trading on the NYSE under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO was completed through the sale of 14,260,000 shares of our common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 1,860,000 shares to cover over-allotments, at an initial public offering price of $21.00 per share. On the same day, the Icahn Group purchased 2,591,929 shares of our common stock in a concurrent private placement at a price per share equal to the IPO price, for gross proceeds of approximately $54.4 million. The total net proceeds to us from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18.0 million and offering expenses payable of $8.3 million, were $327.7 million. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of our common stock, or approximately 81% of the total outstanding shares of our common stock.

We are incurring certain costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the Separation-related costs to continue through at least fiscal year 2025. Additionally, see “Note 17 — Related Parties” to the consolidated financial statements for a summary of agreements we entered into with Southwest Gas Holdings on April 11, 2024 governing our relationship with Southwest Gas Holdings following the Centuri IPO.

Segment Information

As of and prior to December 31, 2023, we reported our results under the following two reportable segments: Gas Utility Services and Electric Utility Services. In January 2024, we underwent an internal personnel reorganization, causing us to re-evaluate our reportable segments based on the information reviewed by our Chief Operating Decision Maker. We determined that it was appropriate to re-align our reporting structure to the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). The U.S. Gas and Canadian Gas businesses had historically been part of our Gas Utility Services segment, and the Union Electric and Non-Union Electric businesses had historically been part of our Electric Utility Services segment. Subsequently, in December 2024, NPL Canada Ltd. (“NPL Canada”), the operating company that made up Canadian Gas, amalgamated with WSN Construction Inc. (“WSN Construction”), a subsidiary previously included within the Other caption. As a result, Canadian Gas now also includes the results of the historical WSN Construction entity for all periods presented, and Other now primarily consists of corporate transactions and unallocated costs. All prior year segment financial information has been recast to reflect our current segment structure.

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

Market Developments

North America relies on electric and natural gas delivery infrastructure to maintain its dynamic economy, but existing infrastructure is subject to degradation and is often decades old. Governments have increased regulatory stringency and enacted legislation to support the necessary infrastructure investments in the sector, aimed at preventing disruption, enhancing safety and readying to meet current and future demands. Additionally, labor market constraints and a changing utility workforce have led utilities to become increasingly reliant on external outsourced utility infrastructure service providers, creating an overall growing market well-positioned for consolidation. We believe these trends represent a significant challenge for utilities, but also an opportunity for outsourced utility infrastructure services companies to build and maintain more efficient, sustainable infrastructure that can meet the energy needs of future generations.

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

Inflation

Our operations are affected by increases in prices, whether caused by inflation, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Our actual costs at times can exceed the contractual caps, and therefore negatively impact our operations. Additionally, rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations. Overall, our results for fiscal year 2024 were not significantly impacted by inflation when compared to prior years (particularly fiscal year 2022), as we have begun to see slower growth in prices in recent periods.

Backlog

Backlog represents estimates of revenue to be realized under long-term MSAs and bid agreements. Backlog differs from remaining performance obligations disclosed in “Note 3 — Revenue and Related Balance Sheet Accounts” to the consolidated financial statements, as remaining performance obligations are limited to contractually obligated revenue on our contracts that exceed one year, which is typically only bid projects, whereas backlog is inclusive of all contracts regardless of length and includes estimated future work under MSAs. Generally, customers are not contractually committed to specific volumes of work under MSAs, and MSAs may be terminated by either party upon notice. Revenue estimates for MSAs are based on historical customer trends. As backlog only includes revenue estimates over the contractual life of MSAs, backlog tends to fluctuate based on the timing of MSA renewals. Projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected. Backlog as of December 29, 2024 and December 31, 2023 was approximately $3.7 billion and $5.1 billion, respectively. For both periods, approximately 90% of backlog related to MSAs.

Results of Operations

Our results of operations, on a consolidated basis and by segment, for the fiscal years ended December 29, 2024 and December 31, 2023 are set forth and compared below. Additionally, revenue and gross profit results under our new segment structure for the fiscal years ended December 31, 2023 and January 1, 2023 are set forth and compared below.

For a detailed discussion of the period-over-period changes in consolidated financial results for the fiscal years ended December 31, 2023 and January 1, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our final IPO prospectus filed on April 18, 2024 with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended relating to our Registration Statement on Form S-1.

Consolidated Results

Fiscal Year Ended December 29, 2024 compared to the fiscal year ended December 31, 2023

The following tables and discussion summarize our consolidated results of operations for the fiscal years ended December 29, 2024, and December 31, 2023 including as a percentage of revenue, as well as the dollar and percentage change between fiscal years.

	Fiscal Year Ended				Change
(dollars in thousands)	December 29, 2024		December 31, 2023		$	%
Revenue, net	$2,637,229	100.0%	$2,899,276	100.0%	$(262,047)	(9.0%)
Cost of revenue (including depreciation)	2,416,557	91.6%	2,625,834	90.6%	(209,277)	(8.0%)
Gross profit	220,672	8.4%	273,442	9.4%	(52,770)	(19.3%)
Selling, general and administrative expenses	107,247	4.1%	110,344	3.8%	(3,097)	(2.8%)
Amortization of intangible assets	26,642	1.0%	26,670	0.9%	(28)	(0.1%)
Goodwill impairment	—	—%	213,992	7.4%	(213,992)	(100.0%)
Operating income (loss)	86,783	3.3%	(77,564)	(2.7%)	164,347	(211.9%)
Interest expense, net	90,515	3.4%	97,476	3.3%	(6,961)	(7.1%)
Other income, net	(376)	0.0%	(64)	0.0%	(312)	487.5%
Loss before income taxes	(3,356)	(0.1%)	(174,976)	(6.0%)	171,620	(98.1%)
Income tax expense	3,466	0.2%	9,530	0.4%	(6,064)	(63.6%)
Net loss	(6,822)	(0.3%)	(184,506)	(6.4%)	177,684	(96.3%)
Net (loss) income attributable to noncontrolling interests	(98)	—%	1,670	—%	(1,768)	(105.9%)
Net loss attributable to common stock	$(6,724)	(0.3%)	$(186,176)	(6.4%)	$179,452	(96.4%)

Revenue and Gross Profit

The following table summarizes our revenue, gross profit and gross margin for the periods indicated by segment as well as the dollar and percentage change from the prior year period. The discussion that follows highlights key revenue and gross margin changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue and gross margin.

	Fiscal Year Ended				Change
(dollars in thousands)	December 29, 2024		December 31, 2023		$	%
Revenue:
U.S. Gas	$1,260,579	47.8%	$1,357,449	46.8%	$(96,870)	(7.1%)
Canadian Gas	197,872	7.5%	234,794	8.1%	(36,922)	(15.7%)
Union Electric	693,513	26.3%	833,094	28.7%	(139,581)	(16.8%)
Non-Union Electric	485,265	18.4%	473,939	16.4%	11,326	2.4%
Consolidated revenue	$2,637,229	100.0%	$2,899,276	100.0%	$(262,047)	(9.0%)
Gross profit:
U.S. Gas	$69,511	5.5%	$123,626	9.1%	$(54,115)	(43.8%)
Canadian Gas	31,306	15.8%	33,095	14.1%	(1,789)	(5.4%)
Union Electric	58,002	8.4%	57,740	6.9%	262	0.5%
Non-Union Electric	61,853	12.7%	58,231	12.3%	3,622	6.2%
Other	—	—%	750	NM	(750)	NM
Consolidated gross profit	$220,672	8.4%	$273,442	9.4%	$(52,770)	(19.3%)
NM — Percentage is not meaningful

•Revenue from our U.S. Gas segment totaled $1.3 billion in the fiscal year ended December 29, 2024, reflecting a decrease of $96.9 million, or 7.1%, compared to the prior year. This decrease was largely due to a reduction in net volumes under existing customer MSAs stemming primarily from delayed or unfavorable regulatory decisions faced by key customers. As a percentage of revenue, gross profit decreased to 5.5% in the fiscal year ended December 29, 2024 from 9.1% in the prior year. Profitability was negatively affected by lower margins on bid work, as the prior year benefited from a high margin bid job that was substantially complete during the prior year and the fiscal year ended December 29, 2024 included several bid projects with lower margins. Additionally, the fiscal year ended December 31, 2023 reflected higher utilization of fixed costs due to increased volumes on both MSA and bid projects. Revenue from Southwest Gas Corporation totaled $106.8 million for the fiscal year ended December 29, 2024 compared to $116.4 million in the prior year.

•Revenue from our Canadian Gas segment totaled $197.9 million in the fiscal year ended December 29, 2024, reflecting a decrease of $36.9 million, or 15.7%, compared to the prior year. This decrease was primarily due to a decrease in bid revenue which varies from year to year based on project timing, as well as a reduction in net volumes under existing MSAs. As a percentage of revenue, gross profit increased to 15.8% in the fiscal year ended December 29, 2024 as compared to 14.1% in the prior year primarily due to favorable changes in mix of work.

•Revenue from our Union Electric segment totaled $693.5 million in the fiscal year ended December 29, 2024, reflecting a decrease of $139.6 million, or 16.8%, compared to the prior year. This decrease was driven by a planned decline in offshore wind revenue of $114.4 million due to timing of projects, as well as a reduction in net volumes under certain existing customer MSAs. Emergency restoration services revenue for the Union Electric segment was $29.6 million for the fiscal year ended December 29, 2024 compared to $27.2 million for the prior year. As a percentage of revenue, gross profit increased to 8.4% in the fiscal year ended December 29, 2024 as compared to 6.9% in the prior year due to improved profitability on certain MSA contracts and in part from cost savings realized due to restructuring activities which occurred earlier in fiscal 2024.

•Revenue from our Non-Union Electric segment totaled $485.3 million in the fiscal year ended December 29, 2024, reflecting an increase of $11.3 million, or 2.4%, compared to the prior year. This increase was primarily driven by an increase in emergency restoration services revenue of $47.9 million (which was $107.1 million in the fiscal year ended December 29, 2024 compared to $59.2 million in the prior year), partially offset by a decrease in volumes under existing MSAs. As a percentage of revenue, gross profit increased to 12.7% in the fiscal year ended December 29, 2024, compared to 12.3% in the prior year. Profitability benefited from increased emergency restoration services work, although this benefit was partially offset by unfavorable changes in mix of work and underutilization of fixed costs on certain existing MSAs during the first half of fiscal 2024.

Selling, General and Administrative Expenses

Selling, general and administrative costs decreased by $3.1 million, or 2.8%, in the fiscal year ended December 29, 2024 compared to the prior year, primarily due to lower incentive compensation during the fiscal year ended December 29, 2024 and reductions in corporate salary and benefit costs stemming in part from the restructuring activities that have taken place, partially offset by severance paid as part of these restructuring activities and incremental administrative costs associated with operating as a publicly traded company.

Amortization of Intangible Assets

Amortization expense remained consistent year-over-year as there were no changes to our amortizable base of intangible assets.

Goodwill impairment

We did not incur goodwill impairment during the fiscal year ended December 29, 2024. During the fiscal year ended December 31, 2023, we recorded goodwill impairment of $214.0 million related to a reporting unit in our Union Electric segment. Refer to “Note 9 — Goodwill and Intangible Assets” to the consolidated financial statements for additional details.

Interest Expense, Net

Interest expense, net decreased by $7.0 million year-over-year due to a reduction in average debt balance. This reduction was partially offset by an incremental $1.7 million recorded in interest expense in the fiscal year ended December 29, 2024 related to a write-off of debt issuance costs. This write-off occurred due to a prepayment we made on our term loan using proceeds from our accounts receivable securitization facility (the “Securitization Facility”).

Income Tax

Our effective tax rate for the fiscal years ended December 29, 2024 and December 31, 2023 was (103.3%) and (5.4%), respectively. The effective tax rate for the fiscal year ended December 29, 2024 was impacted by the disproportionate amount of non-deductible expenses in relation to loss before income taxes, while in the prior year the effective tax rate was impacted by goodwill impairment, a significant portion of which was nondeductible for tax purposes.

Recast segments results for the fiscal year ended December 31, 2023 compared to the fiscal year ended January 1, 2023

As discussed above, we have recast prior year segment information based on changes in our organization structure. The following table which is based on our current segment structure summarizes our revenue, gross profit and gross margin for the periods indicated by segment as well as the dollar and percentage change from the prior year period. The discussion that follows highlights key revenue and gross margin changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue and gross margin.

	Fiscal Year Ended				Change
(dollars in thousands)	December 31, 2023		January 1, 2023		$	%
Revenue:
U.S. Gas	$1,357,449	46.8%	$1,345,042	48.7%	$12,407	0.9%
Canadian Gas	234,794	8.1%	319,935	11.6%	(85,141)	(26.6%)
Union Electric	833,094	28.7%	637,236	23.1%	195,858	30.7%
Non-Union Electric	473,939	16.4%	458,114	16.6%	15,825	3.5%
Consolidated revenue	$2,899,276	100.0%	$2,760,327	100.0%	$138,949	5.0%
Gross profit:
U.S. Gas	$123,626	9.1%	$86,664	6.4%	$36,962	42.6%
Canadian Gas	33,095	14.1%	41,027	12.8%	(7,932)	(19.3%)
Union Electric	57,740	6.9%	37,479	5.9%	20,261	54.1%
Non-Union Electric	58,231	12.3%	49,442	10.8%	8,789	17.8%
Other	750	NM	—	—%	750	NM
Consolidated gross profit	$273,442	9.4%	$214,612	7.8%	$58,830	27.4%
NM — Percentage is not meaningful

•Revenue from our U.S. Gas segment totaled $1.4 billion in the fiscal year ended December 31, 2023, reflecting an increase of $12.4 million, or 0.9%, compared to the prior year. This increase was largely due to incremental bid revenue from the commencement of a large project that was substantially complete in the third quarter of 2023, net of reductions in volumes under existing MSAs. As a percentage of revenue, gross profit increased to 9.1% in the fiscal year ended December 31, 2023 from 6.4% in the prior year. The increase in gross profit as a percentage of revenue was primarily due to changes in the mix of work and the easing of inflation, with fuel costs alone decreasing $7.2 million, or 17.4%, year-over-year. Additionally, during the fiscal year ended January 1, 2023, the U.S. Gas segment incurred a loss of $7.5 million related to higher-than-anticipated costs and scheduling delays on a bid project that was substantially completed in 2022. Revenue from Southwest Gas Corporation totaled $116.4 million during the fiscal year ended December 31, 2023 compared to $134.7 million in the prior year.

•Revenue from our Canadian Gas segment totaled $234.8 million in the fiscal year ended December 31, 2023, reflecting a decrease of $85.1 million, or 26.6%, compared to the prior year. This decrease was primarily due to a reduction in net volumes under existing MSAs. As a percentage of revenue, gross profit increased to 14.1% in the fiscal year ended December 31, 2023 as compared to 12.8% in the prior year primarily due to a reduction in rental equipment utilized as a percentage of revenue.

•Revenue from our Union Electric segment totaled $833.1 million in the fiscal year ended December 31, 2023, reflecting an increase of $195.9 million, or 30.7%, compared to the prior year. This increase was driven primarily by higher offshore wind revenue, which increased $120.4 million year-over-year, as well as increases in volumes under existing MSAs. Emergency restoration services revenue for the Union Electric segment was $27.2 million for the fiscal year ended December 31, 2023 compared to $30.5 million for the prior year. As a percentage of revenue, gross profit increased to 6.9% in the fiscal year ended December 31, 2023 compared to 5.9% in the prior year primarily due to the easing of inflation and improved operating efficiencies related to equipment utilization and absorption of fixed costs.

•Revenue from our Non-Union Electric segment totaled $473.9 million in the fiscal year ended December 31, 2023, reflecting an increase of $15.8 million, or 3.5%, compared to the prior year. This increase was primarily driven by an increase in volumes under existing MSAs and an increase in emergency restoration services revenue of $20.0 million (which was $59.2 million in the fiscal year ended December 31, 2023 compared to $39.2 million in the prior year). As a percentage of revenue, gross profit increased to 12.3% in the fiscal year ended December 31, 2023, compared to

10.8% in the prior year. The increase in gross profit as a percentage of revenue was primarily attributable to the increase in emergency restoration services revenue and the easing of inflation.

Non-GAAP Financial Measures

We prepare and present our financial statements in accordance with GAAP. However, management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted Earnings per Share, all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) non-cash stock-based compensation expense, (ii) strategic review costs, (iii) severance costs, (iv) securitization facility transaction fees, (v) CEO transition costs and (vi) goodwill impairment. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue. Management believes that EBITDA helps investors compare our performance to our peers and gain an understanding of the factors affecting our ongoing cash earnings from which capital investments are made and debt is serviced, and that Adjusted EBITDA provides additional insight by removing certain expenses that are non-recurring and/or non-operational in nature. Management believes that Adjusted EBITDA Margin is useful for the same reason as Adjusted EBITDA, and also provides an additional understanding of how Adjusted EBITDA is impacted by factors other than changes in revenue.

Adjusted Net Income is defined as net loss adjusted for (i) strategic review costs, (ii) severance costs, (iii) amortization of intangible assets, (iv) securitization facility transaction fees, (v) CEO transition costs, (vi) loss on debt extinguishment, (vii) non-cash stock-based compensation expense, (viii) goodwill impairment and (ix) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods. Management believes that Adjusted Net Income helps investors understand the profitability of our business when excluding certain expenses that are non-recurring and/or non-operational in nature. Adjusted Diluted Earnings per Share is defined as Adjusted Net Income divided by weighted average diluted shares outstanding.

Using EBITDA as a performance measure has material limitations as compared to net loss, or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenue, depreciation and amortization are necessary elements of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net loss. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income/loss in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the Company on a full-cost, after-tax basis.

As to certain of the items related to Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Diluted Earnings per Share: (i) non-cash stock-based compensation expense varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) strategic review and related costs incurred in connection with the separation and stand up of Centuri as its own public company are non-recurring; (iii) severance costs relate to non-recurring restructuring activities, (iv) securitization facility transaction fees represent legal and other professional fees incurred to establish our Securitization Facility, (v) CEO transition costs represent incremental costs incurred to find and hire a replacement CEO, (vi) loss on debt extinguishment relates to the write-off of debt issuance costs on the Company’s term loan and (vii) goodwill impairment can vary from period to period depending on economic and other factors. Because EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income, as defined, exclude some, but not all, items that affect net loss, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net loss, and information reconciling the GAAP and non-GAAP financial measures, are set forth below.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Year Ended
(dollars in thousands)	December 29, 2024	December 31, 2023	January 1, 2023
Net loss	$(6,822)	$(184,506)	$(164,986)
Interest expense, net	90,515	97,476	61,371
Income tax expense	3,466	9,530	1,298
Depreciation expense	108,703	118,776	125,594
Amortization of intangible assets	26,642	26,670	29,759
EBITDA	222,504	67,946	53,036
Non-cash stock-based compensation	2,231	1,851	1,652
Strategic review costs	2,010	3,365	1,853
Severance costs	8,028	4,028	4,199
Securitization facility transaction fees	1,393	—	—
CEO transition costs	2,060	—	—
Goodwill impairment	—	213,992	177,086
Adjusted EBITDA	$238,226	$291,182	$237,826
Adjusted EBITDA Margin (% of revenue)	9.0%	10.0%	8.6%

Adjusted Net Income and Adjusted Diluted Earnings Per Share:

The following table presents reconciliations of net loss to Adjusted Net Income for the specified periods:

	Fiscal Year Ended
(dollars in thousands)	December 29, 2024	December 31, 2023	January 1, 2023
Net loss	$(6,822)	$(184,506)	$(164,986)
Strategic review costs	2,010	3,365	1,853
Severance costs	8,028	4,028	4,199
Amortization of intangible assets	26,642	26,670	29,759
Securitization facility transaction fees	1,393	—	—
CEO transition costs	2,060	—	—
Loss on debt extinguishment	1,726	—	—
Non-cash stock-based compensation	2,231	1,851	1,652
Goodwill impairment	—	213,992	177,086
Income tax impact of adjustments(1)	(11,025)	(13,808)	(13,379)
Adjusted Net Income	$26,243	$51,592	$36,184
(1)Calculated based on a blended statutory tax rate of 25%.

The following table presents reconciliations of diluted loss per share attributable to common stock to Adjusted Diluted Earnings Per Share:

	Fiscal Year Ended
(dollars per share)	December 29, 2024	December 31, 2023	January 1, 2023
Diluted loss per share attributable to common stock (GAAP as reported)	$(0.08)	$(2.60)	$(2.35)
Add-back net income attributable to noncontrolling interests	—	0.02	0.04
Strategic review costs	0.02	0.05	0.03
Severance costs	0.10	0.06	0.06
Securitization transaction fees	0.02	—	—
CEO transition costs	0.02	—	—
Loss on debt extinguishment	0.02	—	—
Amortization of intangible assets	0.32	0.36	0.42
Non-cash stock-based compensation	0.03	0.03	0.02
Goodwill impairment	—	2.99	2.47
Income tax impact of adjustments	(0.13)	(0.19)	(0.19)
Adjusted Diluted Earnings per Share	$0.32	$0.72	$0.50

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt.

As of December 29, 2024 and December 31, 2023, cash and cash equivalents were $49.0 million and $33.4 million, respectively. Historically, our primary sources of liquidity have been cash flows from operations and debt financing. As discussed in “Note 1 — Description of Business” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Centuri IPO and concurrent private placement have led to changes in our capital structure and sources of liquidity. As part of the Centuri IPO and concurrent private placement which closed on April 22, 2024, we received total net proceeds of $327.7 million in exchange for 16,851,929 shares of our common stock, with $316.0 million of the proceeds being used to pay down our existing debt. In September 2024, we entered into our Securitization Facility with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable and used all of the proceeds to pay down our existing debt. Under the Securitization Facility, certain designated subsidiaries of the Company have sold and/or contributed, and will continue to sell and/or contribute, their accounts receivable and contract assets generated in the ordinary course of their business and certain related assets to an indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) of the Company created specifically for this purpose. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. The Company accounts for accounts receivable sold to the banking counterparty as a sale of financial assets and has derecognized the accounts receivable from the consolidated balance sheet for the current period. The total outstanding balance of accounts receivable that have been sold and derecognized is $125.0 million as of December 29, 2024. As of December 29, 2024, we had no available capacity under the Securitization Facility. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for at least the next 12 months.

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

Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Year Ended
(dollars in thousands)	December 29, 2024	December 31, 2023
Net cash provided by operating activities	$158,230	$167,465
Net cash used in investing activities	(89,375)	(94,850)
Net cash used in financing activities	(52,619)	(103,447)
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

Net cash provided by operating activities for the fiscal year ended December 29, 2024 was $158.2 million, compared to $167.5 million for the fiscal year ended December 31, 2023, representing a decrease in operating cash flows of $9.3 million. This decrease was driven by lower income (excluding the impact of goodwill impairment) in the current year, as well as a decrease in contract liabilities as we recognized revenue in the current year on several projects that had outstanding contract liability balances at the end of the previous year. This decrease was partially offset by the decrease in our accounts receivable, which was due to $125.0 million sold in the Securitization Facility, net of an increase in certain accounts receivable balances due to timing of billings and payments.

Investing Activities

Net cash used in investing activities was $89.4 million in the fiscal year ended December 29, 2024 compared to $94.9 million for the fiscal year ended December 31, 2023, a decrease of $5.5 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal year ended December 29, 2024 and December 31, 2023, we had capital expenditures of $99.3 million and $106.7 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $10.0 million and $11.8 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

Financing Activities

Net cash used in financing activities was $52.6 million for the fiscal year ended December 29, 2024 compared to $103.4 million for the fiscal year ended December 31, 2023. This decrease was driven by significant changes in financing activities during fiscal 2024, including cash inflows from net proceeds from the Centuri IPO and private placement of $327.7 million, and cash flow outflows for the $316.0 million payment we made on our debt with Centuri IPO proceeds, $125.0 million payment on our term loan with proceeds from the Securitization Facility, and our redemption of the redeemable noncontrolling interests in Linetec Services, LLC and Riggs Distler, Drum Parent LLC for $92.9 million. Borrowings on our line of credit also increased from the prior year due to timing of collections from customers in relation to the timing of payroll and vendor payments.

Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. The revenue from our Canadian operations was approximately 8% of total revenue for the fiscal years ended December 29, 2024, and December 31, 2023. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

Credit Facilities

Term Loan and Revolving Credit Facility

We have a senior secured revolving credit and term loan multi-currency facility. The line of credit portion comprises $400 million, and associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing as of August 27, 2021. The term loan facility expires on August 27, 2028, and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows us to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility totaled $2.0 billion as of December 29, 2024 and $2.1 billion as of December 31, 2023. During the fiscal year ended December 29, 2024, the maximum amount outstanding on the combined facility was $1.117 billion, at which point $991.4 million was outstanding on the term loan portion of the facility. As of December 29, 2024 and December 31, 2023, $113.5 million and $77.1 million, respectively, was outstanding on the revolving credit facility, in addition to $706.4 million and $994.2 million, respectively, that was outstanding on the term loan portion of the facility. Also as of December 29, 2024 and December 31, 2023, there was approximately $226.1 million and $246.5 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $64.6 million and $48.6 million of unused letters of credit available as of December 29, 2024 and December 31, 2023, respectively.

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
We made additional prepayments on our term loan debt of $100.0 million in September 2024 and $25.0 million in November 2024 with the proceeds from our Securitization Facility.

Equipment Term Loans

We currently have seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars. These term loans have prepayment penalties for the first three years of the agreements. We did not incur any material prepayment penalties on any of our equipment loans during fiscal years 2024, 2023, or 2022.

Financial Covenants

Certain of our debt instruments have leverage ratio caps and interest coverage ratio requirements. As of December 29, 2024 and December 31, 2023, we were in compliance with all of our debt covenants. Under the most restrictive of the covenants, as of December 29, 2024 and December 31, 2023, we could have issued approximately $151 million and $108 million, respectively, in additional debt and met the leverage ratio requirement. As of December 29, 2024 and December 31, 2023, we had approximately $28 million and $15 million, respectively, of cushion relating to the minimum interest coverage ratio requirement. Our revolving credit and term loan facilities are secured by our assets. Cash dividends are limited to a calculated available amount, generally defined as 50% of our net income since the beginning of the fourth fiscal quarter of 2020, adjusted for certain items, such as parent contributions, Linetec redeemable noncontrolling interest payments or dividend payments, among other adjustments, as applicable.

Off Balance Sheet Arrangements

Accounts Receivable Securitization Facility

In September 2024, we entered into our Securitization Facility with PNC to improve cash flows from trade accounts receivable and used all of the proceeds to pay down our existing debt. During fiscal 2024, certain of our subsidiaries sold and/or contributed their accounts receivable and contract assets generated in the ordinary course of their business and certain related assets to an indirect wholly owned bankruptcy-remote SPE created specifically for this purpose. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and have derecognized the accounts receivable from the consolidated balance sheet for the current period. The total outstanding balance of accounts receivable that have been sold and derecognized is $125.0 million as of December 29, 2024. As of December 29, 2024, we had no available capacity under the Securitization Facility. We have concluded that there is generally no material risk of loss to us from non-payment of the sold receivables.

Contractual Obligations

As of December 29, 2024, we had $843.9 million and $30.0 million of long-term and short-term debt, respectively, outstanding, excluding finance lease liabilities.

The following table presents a summary of our contractual obligations as of December 29, 2024 (in thousands):

		Fiscal Years
	Total	2025	2026-2027	2028-2029	Thereafter
Long-term debt	$885,702	$30,018	$149,309	$706,375	$—
Interest on long-term debt(1)	185,200	51,393	100,528	33,279	—
Operating leases(2)	129,932	23,723	40,635	31,096	34,478
Finance leases(2)	26,145	10,237	13,388	2,293	227
Total	$1,226,979	$115,371	$303,860	$773,043	$34,705
(1)Represents interest on term debt and excludes interest on our revolving line of credit as borrowings vary from period to period for the line of credit. Fixed-rate interest payments assume that principal payments are made as originally scheduled. Estimated interest payments on variable-rate debt is based on the interest rates in effect as of December 29, 2024.
(2)Includes related interest. Certain leases require property tax payments, insurance and maintenance costs that have been excluded from the above table as they are variable in nature.

Fees paid on our Securitization Facility are excluded from the table above, but would be approximately $8 million per year based on the interest rate in effect as of December 29, 2024 and assuming our balance of sold receivables stays consistent at $125.0 million.

The above table does not include potential obligations under multiemployer pension plans in which some of our employees participate. The multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on our union employee payrolls. Obligations for future periods cannot be determined because we cannot predict the number of employees that we will employ at any given time nor the plans in which they may participate. We may also have additional liabilities imposed by law as a result of our participation in multiemployer defined benefit pension plans. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $0.5 million as of December 29, 2024 and December 31, 2023 and is included in other liabilities on the consolidated balance sheets included elsewhere in this Annual Report on Form 10-K. These amounts have been excluded from the above table as we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

We have various other noncancellable obligations consisting primarily of software licensing fees and consulting and other outsourced services.

Recently Issued Accounting Pronouncements

Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments. Judgments regarding future events include the likelihood of success of particular projects, legal and regulatory challenges and the fair value of certain assets and liabilities. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates utilizing historical experience, consultation with experts and other methods we consider reasonable. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the information that gives rise to the revision becomes known. Actual results could materially differ from those that result from using the estimates under different assumptions or conditions.

Our significant accounting policies are summarized in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain.

The following critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Revenue Recognition

We generally have two types of agreements with our customers: MSAs and bid contracts. Our MSAs and bid contracts are characterized as either fixed-price, unit-price or T&M for revenue recognition purposes. Most of our contracts are considered to have a single performance obligation. Performance obligations related to fixed-price contracts are satisfied over time because our performance typically creates or enhances an asset that the customer controls. For fixed-price contracts, we recognize revenue as performance obligations are satisfied and control of the promised good or service is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation(s) using an input method. Input methods result in the recognition of revenue based on the entity’s effort to satisfy the performance obligation relative to the total expected effort to satisfy the performance obligation. Under the cost-to-cost method, costs incurred to-date are generally the best depiction of the transfer of control. For unit-price and time and materials contracts, an output method is used to measure progress towards satisfaction of a performance obligation.

Actual revenue and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen circumstances not originally contemplated. These factors, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profit for a project to differ from previous estimates and could result in reduced profitability or losses on projects. Changes in these factors may result in revisions to estimates of costs and earnings. Revisions to estimates of costs and earnings during the course of work are reflected in the accounting period in which the facts requiring revision become known. At the time a loss on a contract becomes known or is anticipated, the entire amount of the estimated ultimate loss is recognized in the financial statements. Once identified, these types of conditions continue to be evaluated for each project throughout the project term and ongoing revisions in management’s estimates of contract value, contract cost and contract profit are recognized as necessary in the period determined.

Subsequent to the inception of a fixed-price contract, the contract price could change for various reasons, including the executed or estimated amount of change orders and unresolved contract modifications and claims to or from owners. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis as established at contract inception. Otherwise, changes are accounted for as a separate performance obligation(s) and the separate contract price is allocated as discussed above.

Contracts can have consideration that is variable. For MSAs, variable consideration is evaluated at the customer level as the terms creating variability in pricing are included within the MSA and are not specific to a work authorization. For multi-year MSAs, variable consideration items are typically determined for each year of the contract and not for the full contract term. For bid contracts, variable consideration is evaluated at the individual contract level. The expected value method or most likely amount method is used based on the nature of the variable consideration. Types of variable consideration include liquidated damages, delay penalties, performance incentives, safety bonuses, payment discounts and volume rebates. We typically estimate variable consideration and adjust financial information, as necessary.

Change orders involve a modification in scope, price, or both to the current contract, and are typically agreed to in writing by both parties. Once approved, the change order is either treated as a separate contract or as part of the existing contract as appropriate under the circumstances. When the scope is agreed upon in the change order but not the price, we estimate the change to the transaction price.

In all forms of contracts, we estimate the collectability of contract amounts at the same time we estimate project costs. If we anticipate that there may be challenges associated with the collectability of the full amount calculated as the transaction price, we may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection.

On occasion, we recognize revenue related to contract claims, which arise when there is a dispute between a customer and us regarding a change in the scope of work and associated price for work already performed. We record estimated claims as variable consideration based on the most likely amount we expect to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Goodwill and Long-Lived Assets

Goodwill

Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost. We have recorded goodwill in connection with certain of its historical business acquisitions. Goodwill is required to be measured for impairment at the reporting unit level, which represents the operating entity level or one level below the operating entity level for which discrete financial information is available. During fiscal year 2024, we changed our reporting units to align with changes in our organization structure, and as a result, we have four reporting units.

Goodwill is tested for impairment annually on the first day of the fourth quarter, or more frequently if events or circumstances arise which indicate that the fair value of a reporting unit with goodwill is below its carrying amount. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each reporting unit include, among other things, deterioration in macroeconomic conditions; declining financial performance; deterioration in the operational environment; a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; or a decrease in the estimated fair value of a reporting unit.

If we believe that, as a result of our qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded in the consolidated statement of operations.

In connection with the annual goodwill assessment for fiscal years 2024, 2023 and 2022, we performed a qualitative goodwill assessment of its reporting units. Other than the Union Electric reporting unit in fiscal year 2024 and the Riggs Distler reporting unit in fiscal year 2023 and 2022, the results of the qualitative assessment did not indicate that it was more likely than not that the fair value of each reporting unit analyzed was less than the carrying value including goodwill, and no goodwill impairment was recognized.

For the Union Electric reporting unit in fiscal year 2024 (and in fiscal years 2023 and 2022, the Riggs Distler reporting unit), we determined that triggering events occurred, and performed a quantitative assessment as of each of the fiscal year 2024, 2023, and 2022 assessment dates utilizing a weighted combination of the income approach (discounted cash flow method) and a market approach (guideline public company method). Under the discounted cash flow method, we determined fair value based on the estimated future cash flows of the reporting unit, discounted to present value using a risk-adjusted industry weighted average cost of capital, which reflects the overall level of inherent risk for the reporting unit and the rate of return an outside investor would expect to earn. Under the guideline public company method, we determined the estimated fair value by applying public company multiples to the reporting units’ historical and projected results, including a reasonable control premium. The public company multiples are based on peer group multiples adjusted for size, volatility and risk.

The inputs used in the fair value measurement of the reporting units was the lowest level (Level 3) inputs. The key assumptions used to determine the fair value of the reporting units during the annual impairment assessment were: (a) expected cash flow for a period of five years based on our best estimate of revenue growth rates and projected operating margins; (b) a terminal value based upon terminal growth rates; (c) a discount rate based on the our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (d) the selection of the reporting units peer group; and (e) an implied control premium based on our best estimate of the premium that would be appropriate to convert the reporting unit value to a controlling interest basis. Recent operating performance, along with key assumptions for specific customer and industry opportunities, were also utilized during the annual impairment assessment.

For fiscal 2024, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 10.0%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in the fair value of Union Electric being significantly above its carrying value and no goodwill impairment was recognized.

For fiscal 2023, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 12.5%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in the fair value of Riggs Distler being below its carrying value. As a result, we recognized an impairment charge of $214.0 million in the fourth quarter of 2023. Key drivers of the impairment included the cancellation of an offshore wind project in the fourth quarter of fiscal year, as well as lower than expected earnings during fiscal 2023. The goodwill impairment charge did not affect our compliance with our financial covenants and conditions under our credit agreements.

For fiscal 2022, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 14.0%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in a fair value of the Riggs Distler being below its carrying value. As a result, we recognized an impairment charge of $177.1 million. The key driver of the impairment was earnings shortfalls during fiscal 2022 resulting from changes in the mix of work combined with inflation and higher fuel costs. The goodwill impairment charge did not affect our compliance with our financial covenants and conditions under our credit agreements.

Long-Lived Assets

We review the carrying value of our long-lived assets, including property and equipment and intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in its physical condition or the manner in which the asset is being used or a history of operating or cash flow losses associated with the use of the asset.

Impairment losses could occur when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s carrying value over its estimated fair value. The estimate of future cash flows requires management to make assumptions and to apply judgments, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by a number of factors, including, among others, future results, demand for our services and economic conditions, many of which can be difficult to predict. Actual future prices, operating expenses and discount rates could vary from the assumptions used in our estimates and may have a material impact on the assessment of the fair value of the respective assets and ultimately, our results of operations.

Income Taxes

We file income tax returns in various states and in Canada. In the U.S. federal jurisdiction and certain states, we have historically filed income tax returns as part of a consolidated group with Southwest Gas Holdings. For purposes of our consolidated financial statements, we have adopted the separate return approach under the asset and liability method. The income tax provisions and related deferred tax assets and liabilities reflected in our consolidated financial statements have been estimated as if we were a separate taxpayer.

Our annual tax expense is based on our income, statutory tax rates and tax incentives available to us in the various jurisdictions in which we operate. Changes in existing tax laws or rates could significantly impact the estimate of our tax liabilities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates, and we use our historical experience as well as our short-and long-range business forecasts to provide insight.

Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities based on the technical merits of the position. Our policy is to adjust these reserves when facts and circumstances change, such as the settlement or effective settlement of positions with the relevant taxing authorities. We have provided for the amounts we believe will ultimately result from these changes; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Such differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Management intends to continue to permanently reinvest any future foreign earnings in Canada. Distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. The Company has not provided foreign withholding or state income taxes on the undistributed earnings of its foreign subsidiaries, over which the Company will have sufficient influence to control the distribution of such earnings and has determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends.

See “Note 14 — Income Taxes” to the annual consolidated financial statements for further information on income taxes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various forms of market risk, including interest rate risk and foreign currency exchange rate risk. Historically, we have not been parties to any derivative instruments and did not have any derivative financial instruments during fiscal years 2024, 2023 or 2022.

For a discussion of our concentration of credit risk, refer to “Note 18 — Commitments and Contingencies” to our consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and expose us to the risk that we may need to refinance debt at higher rates at each instrument’s respective maturity date. Fluctuations in interest rates impact interest expense on our variable-rate debt. As of December 29, 2024, we had $819.9 million in variable-rate debt under our term facility. We estimate a 1% change in interest rates would impact annual interest expense by approximately $8.2 million, assuming the outstanding balance of such debt remains constant over the next twelve months.

Foreign Currency Risk

We have foreign operations in Canada. Revenue generated from Canadian operations represented 8% of our total revenue during fiscal 2024 and 2023, and 12% of our total revenue during fiscal 2022. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on our results of operations.

Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the U.S. and Canada. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, and in the future, we may enter into foreign currency derivative contracts to manage such exposure.

Historically, we have not had significant exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

The following financial statements and reports are included in Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centuri Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Centuri Holdings, Inc. and its subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, and the related consolidated statements of operations, of comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 29, 2024, including the related notes and financial statement schedule listed in index appearing under Item 15 (a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Fixed-Price Contracts

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue primarily through its diverse array of service solutions to North America’s gas and electric utility providers under contracts with customers that are characterized as fixed-price, unit-price or time-and materials (“T&M”) contracts. The majority of the Company’s work is performed under unit-price contracts, which generally state prices per unit of installation. For unit-price contracts, an output method is used to measure progress towards satisfaction of a performance obligation. Typical installations are accomplished in a few weeks or less. Some unit-price contracts contain caps that, if encroached, trigger revenue and loss recognition similar to a fixed-price contract model. Revenue from unit-priced contracts for the year ended December 29, 2024 was $1,508.7 million. The Company recognizes revenue on its fixed price contracts as performance obligations are satisfied and control of the promised good and/or service is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation using the cost-to-cost input method. Revenue from fixed-price contracts for the year ended December 29, 2024 was $539.5 million.

The principal consideration for our determination that performing procedures relating to revenue recognition for fixed-price contracts is a critical audit matter is the significant audit effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, for a sample of fixed-price contracts (i) testing the transaction price, which included reading contracts and other documents, (ii) testing the completeness and accuracy of the costs incurred to date, (iii) testing certain estimated costs used by management to determine revenue recognition and (iv) recalculating the amount of revenue recognized.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 26, 2025

We have served as the Company’s auditor since 2002.

Centuri Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share information)

	December 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$49,019	$33,407
Accounts receivable, net	271,793	335,196
Accounts receivable, related party - parent, net	9,648	12,258
Contract assets	235,546	266,600
Contract assets, related party - parent	2,623	3,208
Prepaid expenses and other current assets	32,755	32,258
Total current assets	601,384	682,927
Property and equipment, net	511,314	545,442
Intangible assets, net	340,901	369,048
Goodwill, net	368,302	375,892
Right-of-use assets under finance leases	33,790	43,525
Right-of-use assets under operating leases	104,139	118,448
Other assets	114,560	54,626
Total assets	$2,074,390	$2,189,908
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$30,018	$42,552
Current portion of finance lease liabilities	9,331	11,370
Current portion of operating lease liabilities	18,695	19,363
Accounts payable	125,726	116,583
Accrued expenses and other current liabilities	173,584	187,050
Contract liabilities	24,975	43,694
Total current liabilities	382,329	420,612
Long-term debt, net of current portion	730,330	1,031,174
Line of credit	113,533	77,121
Finance lease liabilities, net of current portion	15,009	24,334
Operating lease liabilities, net of current portion	91,739	105,215
Deferred income taxes	115,114	135,123
Other long-term liabilities	66,115	71,076
Total liabilities	1,514,169	1,864,655
Commitments and contingencies (Note 18)
Temporary equity:
Redeemable noncontrolling interests	4,669	99,262
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 88,517,521 shares issued and outstanding at December 29, 2024 and 1,000 shares issued and outstanding at December 31, 2023	885	—
Additional paid-in capital	718,598	374,124
Accumulated other comprehensive loss	(13,209)	(4,025)
Accumulated deficit	(150,722)	(144,108)
Total equity	555,552	225,991
Total liabilities, temporary equity and equity	$2,074,390	$2,189,908
The accompanying notes are an integral part of these consolidated financial statements.

Centuri Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per-share information)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Revenue	$2,530,394	$2,782,845	$2,625,669
Revenue, related party - parent	106,835	116,431	134,658
Total revenue, net	2,637,229	2,899,276	2,760,327
Cost of revenue (including depreciation)	2,319,744	2,520,420	2,428,722
Cost of revenue, related party - parent (including depreciation)	96,813	105,414	116,993
Total cost of revenue	2,416,557	2,625,834	2,545,715
Gross profit	220,672	273,442	214,612
Selling, general and administrative expenses	107,247	110,344	109,197
Amortization of intangible assets	26,642	26,670	29,759
Goodwill impairment	—	213,992	177,086
Operating income (loss)	86,783	(77,564)	(101,430)
Interest expense, net	90,515	97,476	61,371
Other (income) expense, net	(376)	(64)	887
Loss before income taxes	(3,356)	(174,976)	(163,688)
Income tax expense	3,466	9,530	1,298
Net loss	(6,822)	(184,506)	(164,986)
Net (loss) income attributable to noncontrolling interests	(98)	1,670	3,159
Net loss attributable to common stock	$(6,724)	$(186,176)	$(168,145)

Loss per share attributable to common stock:
Basic	$(0.08)	$(2.60)	$(2.35)
Diluted	$(0.08)	$(2.60)	$(2.35)
Shares used in computing earnings per share:
Weighted average basic shares outstanding	83,286	71,666	71,666
Weighted average diluted shares outstanding	83,286	71,666	71,666
The accompanying notes are an integral part of these consolidated financial statements.

Centuri Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Net loss	$(6,822)	$(184,506)	$(164,986)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(9,184)	2,469	(5,358)
Other comprehensive (loss) income, net of tax	(9,184)	2,469	(5,358)
Comprehensive loss	(16,006)	(182,037)	(170,344)
Comprehensive (loss) income attributable to noncontrolling interests	(98)	1,670	3,159
Total comprehensive loss attributable to common stock	$(15,908)	$(183,707)	$(173,503)
The accompanying notes are an integral part of these consolidated financial statements.

Centuri Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Cash flows from operating activities:
Net loss	$(6,822)	$(184,506)	$(164,986)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	108,703	118,776	125,594
Amortization of intangible assets	26,642	26,670	29,759
Amortization of debt issuance costs	5,306	4,482	4,894
Loss on debt extinguishment	1,726	—	—
Goodwill impairment	—	213,992	177,086
Non-cash stock-based compensation expense	2,231	1,851	1,652
Gain on sale of equipment	(3,634)	(4,547)	(6,362)
Amortization of right-of-use assets	20,682	17,373	14,465
Deferred income taxes	(5,099)	(7,827)	(7,138)
Other non-cash items	841	—	—
Changes in assets and liabilities, net of non-cash transactions
Accounts receivable, net and contract assets	57,051	12,490	(122,410)
Accounts receivable and contract assets, related party	3,195	3,314	(2,874)
Prepaid expenses and other assets	(5,664)	(2,446)	(8,952)
Accounts payable	7,569	(26,755)	49,493
Income tax assets and liabilities	(620)	3,084	4,856
Payments made on operating lease liabilities	(26,451)	(21,908)	(16,725)
Contract liabilities	(18,619)	7,874	23,992
Accrued expenses and other liabilities	(8,807)	5,548	(7,718)
Net cash provided by operating activities	158,230	167,465	94,626
Cash flows from investing activities:
Capital expenditures	(99,333)	(106,650)	(129,587)
Proceeds from sale of property and equipment	9,958	11,800	12,526
Net cash used in investing activities	(89,375)	(94,850)	(117,061)
Cash flows from financing activities:
Proceeds from initial public offering and private placement, net of offering costs paid	327,667	—	—
Proceeds from line of credit borrowings	353,769	197,101	76,132
Payment of line of credit borrowings	(310,740)	(203,771)	(91,496)
Proceeds from long-term debt borrowings, net	—	—	100,009
Principal payments on long-term debt	(318,668)	(44,557)	(133,418)
Principal payments on finance lease liabilities	(11,293)	(12,113)	(11,985)
Capital contribution - from related party - parent	—	—	89,649
Redemption of redeemable noncontrolling interest	(92,916)	(39,894)	(39,649)
Dividend payments to related party - parent	—	—	(15,000)
Other	(438)	(213)	(1,693)
Net cash used in financing activities	(52,619)	(103,447)	(27,451)
Effects of foreign exchange translation	(624)	273	(854)
Net increase (decrease) in cash and cash equivalents	15,612	(30,559)	(50,740)
Cash and cash equivalents, beginning of period	33,407	63,966	114,706
Cash and cash equivalents, end of period	$49,019	$33,407	$63,966
The accompanying notes are an integral part of these consolidated financial statements.

Centuri Holdings, Inc.
Consolidated Statements of Changes in Equity
(In thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Equity
	Shares	Amount
Balances as of January 2, 2022	1,000	$—	$277,612	$(1,136)	$203,135	$479,611
Net loss attributable to common stock	—	—	—	—	(168,145)	(168,145)
Dividends declared ($15,000 per share)	—	—	—	—	(15,000)	(15,000)
Stock-based compensation activity	—	—	1,763	—	(202)	1,561
Foreign currency translation adjustment	—	—	—	(5,358)	—	(5,358)
Capital contribution from related party - parent	—	—	90,759	—	—	90,759
Noncontrolling interest revaluation	—	—	—	—	3,325	3,325
Balances as of January 1, 2023	1,000	$—	$370,134	$(6,494)	$23,113	$386,753
Net loss attributable to common stock	—	—	—	—	(186,176)	(186,176)
Stock-based compensation activity	—	—	2,050	—	(411)	1,639
Foreign currency translation adjustment	—	—	—	2,469	—	2,469
Capital contribution from related party - parent	—	—	1,890	—	—	1,890
Purchase of non-controlling interest	—	—	50	—	—	50
Noncontrolling interest revaluation	—	—	—	—	19,366	19,366
Balances at December 31, 2023	1,000	$—	$374,124	$(4,025)	$(144,108)	$225,991
Net loss attributable to common stock	—	—	—	—	(6,724)	(6,724)
Stock-based compensation activity	—	—	1,684	—	110	1,794
Foreign currency translation adjustment	—	—	—	(9,184)	—	(9,184)
Issuance of shares as part of reorganization	71,664,592	717	(717)	—	—	—
Issuance of shares in initial public offering and private placement, net of offering costs	16,851,929	168	327,499	—	—	327,667
Purchase of noncontrolling interest	—	—	4,187	—	—	4,187
Capital contribution from related party - parent	—	—	14,428	—	—	14,428
Noncontrolling interest revaluation	—	—	(2,607)	—	—	(2,607)
Balances at December 29, 2024	88,517,521	$885	$718,598	$(13,209)	$(150,722)	$555,552
The accompanying notes are an integral part of these consolidated financial statements.

Centuri Holdings, Inc.
Notes to Consolidated Financial Statements

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

The Operating Company was formed as a wholly owned subsidiary of Southwest Gas Holdings under the laws of the state of Nevada in October 2014, to consolidate and oversee the operations of several utility infrastructure services companies operating throughout North America. On April 13, 2024, Holdings issued 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of the Operating Company (“the Separation”). Following the completion of the Separation, the Operating Company became a wholly owned subsidiary of Holdings, and all of Holdings’ operations are conducted through the Operating Company. Prior to its acquisition of the Operating Company as part of the Separation, Holdings had nominal assets, liabilities, and operations.

As Holdings and the Operating Company were both wholly owned by Southwest Gas Holdings as of April 13, 2024, Holdings’ acquisition of the Operating Company as part of the Separation is treated as a reorganization of entities under common control that results in a change in reporting entity. The Operating Company has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the combination of Holdings and the Operating Company on April 13, 2024 have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the periods from January 3, 2022 through January 1, 2023, January 2, 2023 through December 31, 2023 and from January 1, 2024 through April 12, 2024 presented in the consolidated financial statements and consolidated notes to the financial statements herein represent the historical operations of the Operating Company. The amounts as of December 29, 2024 and for the period from April 13, 2024 reflect the consolidated operations of the Company. For calculation of earnings per share, shares outstanding for all periods prior to April 13, 2024 have been retrospectively adjusted to 71,665,592 to reflect the shares of the Company owned by Southwest Gas Holdings immediately after the combination on April 13, 2024 which resulted in the change in reporting entity. Outstanding shares presented on the Company’s consolidated balance sheet and statement of changes in equity for prior year periods have been presented as 1,000 to reflect the shares of Holdings that existed at the formation of Holdings.

Description of Operations

The Company is a North American utility infrastructure services company that partners with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. The Company’s service offerings primarily consist of the modernization of utility infrastructure through the replacement, maintenance, retrofitting and installation of electric and natural gas distribution and utility-scale transmission networks, building capacity to meet current and future demands. The Company operates through a family of complementary companies working together across different geographies to establish solid customer relationships and a strong reputation for a wide range of capabilities.

Initial Public Offering

On April 17, 2024, the registration statement related to the initial public offering of Centuri’s common stock was declared effective, and Centuri’s common stock began trading on the New York Stock Exchange under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO was completed through the sale of 14,260,000 shares of Holdings common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 1,860,000 shares to cover over-allotments, at an initial public offering price of $21.00 per share. On the same day, Icahn Partners and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn, purchased 2,591,929 shares of Centuri’s common stock in a concurrent private placement at a price per share equal to the IPO price, for gross proceeds of approximately $54.4 million. The total final net proceeds to Centuri from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18.0 million and offering expenses payable by Centuri of $8.3 million, were $327.7 million. Offering expenses represent costs that were determined to be directly attributable to the Centuri IPO and are recorded as a reduction in additional paid-in capital on the Company’s consolidated balance sheet.

As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of Centuri common stock, or approximately 81% of the total outstanding shares of Centuri.

2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company has historically existed and functioned as an operating segment of Southwest Gas Holdings. The consolidated financial statements were prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of Southwest Gas Holdings.

The consolidated statements of operations include all revenues and costs directly attributable to Centuri’s operations. The consolidated statements of operations also include an allocation of expenses related to certain Southwest Gas Holdings corporate functions, including corporate governance, internal audit, tax compliance and other general and administrative costs. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on the capital structures of Southwest Gas Holdings’ respective operating segments. Total expenses allocated in fiscal years 2024, 2023 and 2022 were $0.5 million, $1.3 million and $1.6 million, respectively. Such amounts are primarily included in selling, general and administrative expenses on the consolidated statements of operations.

The Company believes the allocation methodology is reasonable for all periods presented. However, the allocations may not reflect the expenses the Company would have incurred as a standalone public entity for the periods presented. A number of factors, including the chosen organizational structure, division between outsourced and in-house functions and strategic decisions, would impact the actual costs incurred by the Company. The Company has determined that it is not practicable to determine these standalone costs for the periods presented. As a result, the consolidated financial statements are not indicative of the Company’s financial condition, results of operations or cash flows had it operated as a standalone public entity during the periods presented, and results in the consolidated financial statements are not indicative of the Company’s future financial condition, results of operations or cash flows.

The Company’s use of Southwest Gas Holdings shared service support and associated allocation decreased following the Company’s IPO in April 2024, however, a certain limited number of services continue to be provided and will continue for a period of time. For more information regarding related party transactions, see “Note 17 — Related Parties”. The Company expects to incur further incremental costs associated with operating as a fully independent publicly traded company.

Income tax amounts in the consolidated financial statements have been calculated using the separate-return method and presented as if the Company’s operations were separate taxpayers in their respective jurisdictions, which may or may not reflect the actual tax filing positions of the Company.

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to years in the Company’s consolidated financial statements relate to fiscal years rather than calendar years. Unless the context otherwise requires, references to 2024, 2023 and 2022 refer to the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively. Fiscal years 2024, 2023 and 2022 each had 52 weeks.

Principles of Consolidation and Noncontrolling Interests

The accompanying consolidated financial statements reflect the accounts of the Company, all majority-owned subsidiaries and variable interest entities in which the Company or a subsidiary is the primary beneficiary. All intercompany transactions and balances have been eliminated.

The Company is required to perform an analysis each reporting period to determine if it is the primary beneficiary of any company that meets the definition of a variable interest entity (“VIE”). The determination of the primary beneficiary is focused on identifying which enterprise has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE. See “Note 7 — Equity Method Investments” for more information.

The Company also reports a separate component within temporary equity in the consolidated financial statements for the redeemable common stock associated with the minority position related to Riggs Distler & Company, Inc. (“Riggs Distler”), which also represents a noncontrolling interest (“NCI”). The balance of redeemable common stock is reported as the greater of the carrying amount or fair market value. See “Note 8 — Noncontrolling Interests” for more information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments in the applicable period. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and various other assumptions that are believed to be reasonable under the circumstance. As a result, actual results could differ from those estimates. Significant estimates in the consolidated financial statements include: useful lives of property and equipment and identifiable intangible assets; the fair value assumptions in analyzing property and equipment, identifiable intangible assets, goodwill, and redeemable noncontrolling interests; allowances for doubtful accounts; revenue recognized under fixed-price contracts; accrued compensation; provision for income taxes; uncertain tax positions; and estimates and assumptions used in the accounting for historical business combinations.

Revenue Recognition

The Company derives revenue primarily through its diverse array of service solutions to North America’s gas and electric utility providers. Electric power infrastructure services also include emergency restoration services, including the repair of infrastructure damaged by inclement weather, and the energized installation, maintenance and upgrade of electric power infrastructure. In addition, the Company performs certain industrial and other construction services for various customers and industries.

The Company generally has two types of agreements with its customers: master services agreements (“MSAs”) and bid contracts.

An MSA identifies most of the terms describing each party’s rights and obligations that will govern future work authorizations. An MSA is often effective for multiple years. A work authorization is issued by the customer to describe the location, timing, unit of work and any additional information necessary to complete the work for the customer. The combination of the MSA and the work authorization determines when a contract exists and revenue recognition may begin. Each work authorization is generally a single performance obligation as the Company is performing a significant integration service. The Company utilizes the portfolio method practical expedient at the customer level as the terms and conditions of MSAs are similar in nature for each customer, but the actual services provided can vary significantly between customers.

A bid contract is typically a one-time agreement for a specific project that has all necessary terms defining each party’s respective rights and obligations. Each bid contract is evaluated for revenue recognition individually. Control of assets created under bid contracts generally passes to the customer over time. Bid contracts often have a single performance obligation as the Company is performing a significant integration service.

For revenue recognition purposes, the Company’s MSA and bid contracts are characterized as either fixed-price, unit-price or time-and-materials (“T&M”).

The majority of the Company’s work is performed under unit-price contracts, which generally state prices per unit of installation. For unit-price contracts, an output method is used to measure progress towards satisfaction of a performance obligation. Typical installations are accomplished in a few weeks or less, with revenue recorded as units are completed.

Some unit-price contracts contain caps that, if encroached, trigger revenue and loss recognition similar to a fixed-price contract model.

Performance obligations related to fixed-price contracts are satisfied over time because the Company’s performance typically creates or enhances an asset that the customer controls. The Company recognizes revenue on its fixed-price contracts as performance obligations are satisfied and control of the promised good and/or service is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation(s) using an input method. The input method results in the recognition of revenue based on the Company’s effort to satisfy the performance obligation relative to the total expected effort to satisfy the performance obligation. The Company uses the cost-to-cost input method to measure progress towards the satisfaction of the performance obligation in fixed-price contracts. Under the cost-to-cost input method, costs incurred to-date are generally the best depiction of transfer of control; therefore, the amount of revenue recognized on fixed-price contracts is based on costs expended to date relative to the anticipated final contract costs.

Under T&M contracts, the Company recognizes revenue on an input basis, as labor hours are incurred, materials are utilized, and services are performed.

All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs). Most of the Company’s customers supply many of their own materials in order for the Company to complete its work under the contracts.

Actual revenue and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen circumstances not originally contemplated. These factors, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profit for a project to differ from previous estimates and could result in reduced profitability or losses on projects. Changes in these factors may result in revisions to costs and earnings. Revisions in estimates of costs and earnings during the course of work are reflected in the accounting period in which the facts requiring revision become known. At the time a loss on a contract becomes known or is anticipated, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Once identified, these types of conditions continue to be evaluated for each project throughout the project term, and ongoing revisions in management’s estimates of contract value, contract cost and contract profit are recognized as necessary in the period determined.

Subsequent to the inception of a fixed-price contract, the transaction price could change for various reasons, including the executed or estimated amount of change orders and unresolved contract modifications and claims to or from customers. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis as established at contract inception. Otherwise, changes are accounted for as a separate performance obligation(s) and the separate transaction price is allocated as discussed above.

Contracts can have consideration that is variable. For MSAs, variable consideration is evaluated at the customer level as the terms creating variability in pricing are included within the MSA and are not specific to a work authorization. For multi-year MSAs, variable consideration items are typically determined for each year of the contract and not for the full contract term. For bid contracts, variable consideration is evaluated at the individual contract level. The expected value method or most likely amount method is used based on the nature of the variable consideration. Types of variable consideration include liquidated damages, delay penalties, performance incentives, safety bonuses, payment discounts and volume rebates. The Company will estimate variable consideration and adjust financial information as necessary.

Change orders may involve a modification in scope, price, or both to the current contract, and are typically agreed to in writing by both parties. Once approved, the change order is either treated as a separate contract or as part of the existing contract as appropriate under the circumstances. When the scope is agreed upon in the change order but not the price, the Company estimates the change to the transaction.

On occasion, the Company recognizes revenue related to contract claims (also referred to as net recovery claims), which arise when there is a dispute between the Company and a customer regarding a change in the scope of work and associated price for work already performed. The Company records estimated claims as variable consideration based on the most likely amount it expects to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

The Company is required to collect taxes imposed by various governmental agencies on the work performed for its customers. These taxes are not included in revenue. Management uses the net classification method to report taxes collected from customers to be remitted to governmental authorities.

See “Note 3 — Revenue and Related Balance Sheet Accounts” for additional information.

Fair Value Measurements

The Company categorizes assets and liabilities, measured at fair value, into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices for identical instruments in active markets. Level 2 inputs are quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable. Level 3 inputs are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, contract assets, book overdrafts, accounts payable, contract liabilities and accrued liabilities approximate fair value because of the short-term nature of these financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of interest-bearing demand deposits. The Company considers highly liquid investments with original maturities of less than three months, including the Company’s investments in money market funds, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Amounts due from customers are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current and estimated future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable balance. Account balances are charged against the allowance when management determines it is probable that the receivable will not be recovered.

Accounts receivable, net, includes only amounts that are unconditional in nature, which means only the passage of time remains and the Company has invoiced the customer.

The Company is currently party to an accounts receivable securitization facility whereby it sells accounts receivable to a third-party financial institution. In accordance with ASC 860, “Transfers and Servicing,” the Company derecognizes accounts receivables sold through this facility due to its limited continuing involvement with the accounts receivable after sale. Refer to “Note 6 — Accounts Receivable Securitization Facility” for further details regarding this facility.

Long-Lived Assets

Property and equipment are recorded at cost and include all costs necessary to bring the asset to its intended use. Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals or improvements that extend the useful life of existing equipment are capitalized and depreciated over the remaining useful life of the asset.

Property and equipment include the costs of on-premise software purchased or developed for internal use. Software costs are capitalized when the preliminary project stage is complete and the Company authorizes and commits to funding the project. Software costs cease to be capitalized once all substantial testing is completed. Upgrades and enhancements of internal use software are only capitalized to the extent they will result in additional functionality.

Depreciation is computed using the straight-line method based on the estimated useful lives and salvage values of the related assets. Depreciation expense is recognized as a component of cost of sales or selling and general and administrative expenses within the consolidated statements of operations depending on the nature of the asset being depreciated. See “Note 4 — Segment Information” for more information.

The following table summarizes the useful lives of the Company’s property and equipment as of December 29, 2024:

Years
Transportation vehicles	4-10
Construction equipment	1-18
Internal-use software	3-10
Office equipment	3-5
Buildings and leasehold improvements	5 to 42 or length of lease

When the Company disposes of property and equipment it recognizes a gain or loss in the statements of operations, which is the result of any proceeds less the net book value of the asset being disposed. The gain or loss on disposition of assets is recognized as a component of cost of revenue or selling, general and administrative expenses within the consolidated statements of operations depending on the nature of the asset being disposed.

The Company enters into certain cloud-based software hosting arrangements that are accounted for as service contracts (cloud computing arrangements or “CCAs”). The Company may incur and capitalize certain implementation costs to integrate, configure, and customize software as part of these CCAs, which is consistent with the Company’s capitalization of costs incurred during the application development stage for on-premise software. CCA implementation costs are capitalized within other assets within the consolidated balance sheets and expensed on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangements plus any reasonably certain renewal periods. As of December 29, 2024, CCA assets had a gross balance of $29.6 million, accumulated depreciation of $2.7 million, and net value of $26.9 million. Amortization of CCA assets was $2.6 million for the fiscal year ended December 29, 2024, and was included within selling, general and administrative expenses. CCA amortization is classified as a cash operating expense (i.e., not included in amortization or depreciation in the Company’s consolidated financial statements), and CCA implementation expenditures are included within cash flows from operating activities.

The Company’s definite-lived intangible assets consist of customer relationships, trade names and trademarks, and customer contracts backlog. Definite-lived intangible assets are amortized over a period of one to 21 years based upon the estimated consumption of their economic benefits, or on a straight-line basis if the pattern of economic benefit cannot otherwise be reliably estimated.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment is necessary. Any impairment loss recognized is equal to the amount by which the carrying amount of the asset exceeds its fair value. For fiscal years 2024, 2023 and 2022, the Company did not recognize any significant impairment related to its long-lived assets.

Goodwill

Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost. The Company has recorded goodwill in connection with certain of its historical business acquisitions. Goodwill is required to be measured for impairment at the reporting unit level, which represents the operating entity level or one level below the operating entity level for which discrete financial information is available. During fiscal year 2024, the Company changed its reporting units to align with changes in its organization structure, and as a result, the Company has four reporting units.

Goodwill is tested for impairment annually on the first day of the fourth quarter, or more frequently if events or circumstances arise which indicate that the fair value of a reporting unit with goodwill is below its carrying amount. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each reporting unit include, among other things, deterioration in macroeconomic conditions; declining financial performance; deterioration in the operational environment; a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; or a decrease in the estimated fair value of a reporting unit.

If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded in the consolidated statements of operations. No goodwill impairment was recorded in fiscal year 2024. For fiscal years 2023 and 2022, the Company recognized goodwill impairment of $214.0 million and $177.1 million, respectively, for the Riggs Distler reporting unit (which is now included within the Union Electric reporting unit due to the reorganization discussed above).

See “Note 9 — Goodwill and Intangible Assets” for more information.

Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliates are investments in entities in which the Company does not have a controlling financial interest, but over which it has significant influence. Investments in unconsolidated affiliates are included in other assets on the consolidated balance sheets. The Company’s share of allocated profit or loss from unconsolidated affiliates is included in other (income) expense, net on the consolidated statements of operations.

The Company’s investment in its unconsolidated affiliate is assessed for other-than-temporary impairment when events or circumstances arise that indicate it is more likely than not that the fair value of the investment is below its carrying value. There were no events or circumstances during 2024, 2023 or 2022 that would indicate an other-than-temporary decline in the value of the Company’s investment in its unconsolidated affiliate existed.

Insurance

The Company utilizes a captive insurance company to insure against the risks associated with workers’ compensation, auto liability and general liability claims. The Company pays administrative fees to certain third-party administrators and consultants and pays claims incurred on a quarterly basis. In connection with these liability insurance policies, the Company is responsible for an initial deductible or self-insured retention amount per occurrence, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year spanning May 2024 to April 2025, the Company is responsible for the first $750,000 (deductible) per occurrence under the liability insurance policies. The Company accrues for claims based on projected future losses and associated rates, as calculated by a third-party actuary company.

Leases

The Company determines if an arrangement is a lease at inception. If an arrangement is considered a lease, the Company determines at the commencement date whether the lease is an operating or finance lease. Finance leases are leases that meet any of the following criteria: the lease transfers ownership of the underlying asset at the end of the lease term; the lessee is reasonably certain to exercise an option to purchase the underlying asset; the lease term is for the major part of the remaining economic life of the underlying asset (except when the commencement date falls at or near the end of such economic life); the present value of the sum of the lease payments and any additional residual value guarantee by the lessee equals or exceeds substantially all of the fair value of the underlying asset; or the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of these criteria is considered an operating lease. After the commencement date, lease cost for an operating lease is recognized over the remaining lease term on a straight-line basis, while lease cost for a finance lease is based on the depreciation of the lease asset and interest on the lease liability.

A right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term, and a ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating and finance lease ROU assets also include any lease payments made and excludes lease incentives. The Company’s operating lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected to account for lease and non-lease components as a single lease component. Leases with an initial term of twelve months or less are classified as short-term leases and are not recognized on the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment will be leased for greater than twelve months.

Income Taxes

Income taxes are accounted for on a separate return basis under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. The Company has elected to treat its Global Intangible Low-Taxed Income (“GILTI”) as a current period cost when incurred and has considered the estimated GILTI impact in its tax expense. Realization of deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more likely than not a deferred tax asset will not be realized. As of December 29, 2024 and December 31, 2023, the Company had not repatriated undistributed earnings from its Canadian subsidiaries. The Company asserts that all future earnings will be permanently reinvested in the Canadian operations. Accordingly, as of December 29, 2024, no U.S. deferred income taxes have been recorded related to cumulative foreign earnings.

In assessing whether uncertain tax positions should be recognized in its financial statements, management first determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluations of whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. For tax positions that meet the more-likely-than-not recognition threshold, management measures the amount of benefit recognized in the financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Unrecognized tax benefits are recognized in the first financial reporting period in which information becomes available indicating that such benefits will more-likely-than-not be realized. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits, and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Measurement of unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitation, identification of new issues, and any administrative guidance or developments. The total unrecognized tax benefits are not expected to be reduced within the next 12 months. Interest and penalties related to uncertain income tax positions, if any, are included as a component of income tax expense on the consolidated statements of operations.

The Company currently files a consolidated U.S. federal income tax return with Southwest Gas Holdings and a combination of separate and combined U.S. state income tax returns. The Company and Southwest Gas Holdings are currently together parties to a tax matters agreement, which is discussed in more detail in “Note 17 — Related Parties”. Current taxes, for U.S. federal and state tax purposes, which would have been due on a stand-alone basis have either been paid to or will be paid to Southwest Gas Holdings or the taxing jurisdiction.

Foreign Currency Translation

The Company’s foreign currency-denominated assets and liabilities are translated into U.S. dollars, the Company’s functional currency, at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive loss. Results of operations of foreign subsidiaries are translated using monthly weighted average exchange rates during the respective periods. During 2024, 2023 and 2022, the company recorded losses of $0.1 million and $0.5 million and a gain of $1.0 million, respectively, related to foreign currency transactions. Gains and losses resulting from foreign currency transactions are included in other (income) expense, net on the consolidated statements of operations.

The comparability of the Company’s financial statements has been affected by changes in the value of the Canadian dollar in relation to the U.S. dollar. The financial statement line items most significantly impacted by foreign currency volatility are accounts receivable, contract assets and liabilities, intangible assets, goodwill and long-term debt.

Litigation

From time to time, the Company is subject to ordinary and routine legal proceedings related to the usual conduct of its business. Accruals for such contingencies are recorded to the extent the Company concludes their occurrence is probable and the financial impact of an adverse outcome is reasonably estimable. Legal fees are recognized as incurred and are not included in accruals for contingencies. Specific legal contingencies are disclosed if the likelihood of occurrence is at least reasonably possible, and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, many factors are considered. These factors include, but are not limited to, past history, applicable evidence (and the relative weight thereof), facts and circumstances, the relevant law and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals. See “Note 18 — Commitments and Contingencies” for more information on current legal proceedings.

Collective Bargaining Agreements

As of December 29, 2024, approximately 59% of the Company’s employees, primarily consisting of craft tradespeople, were covered by collective bargaining agreements. Of the 324 collective bargaining agreements to which the Company is a party, 50 expire during 2025 and 21 expire during 2026 and require renegotiation. The Company’s management and union leadership will determine if there is a need to renegotiate the terms and conditions of these contracts. Although the majority of these agreements prohibit strikes and work stoppages during the term of the agreement, the Company cannot be certain strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact the Company’s relationships with its customers and could have an adverse effect on its business.

(Loss) Earnings Per Share

The Company computes (loss) earnings per share using the treasury stock method. Under the treasury stock method, basic (loss) earnings per share are computed by dividing net (loss) income attributable to common stock by the weighted average number of common shares outstanding during the period, and diluted (loss) earnings per share are computed by dividing net (loss) income attributable to common stock by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Reclassifications

Certain reclassifications, including within the income tax footnote, have been made to the prior year in order to conform with the current year presentation.

Recent Accounting Pronouncements

Recently Adopted Guidance

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update became effective for the Company beginning with this Annual Report, and is reflected on a retrospective basis for all prior periods within “Note 4 — Segment Information”. This update will be adopted for the Company’s interim periods beginning with the fiscal year beginning on December 30, 2024.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update enhances income tax disclosure requirements. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its disclosures.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The update enhances the level of detail available related to reporting about expenses. This update will be effective for the Company beginning with the annual reporting for the fiscal year ending 2027. The Company is currently evaluating the impact the rules will have on its disclosures.

There are no other recently issued accounting standards updates that are currently expected to be adopted or material to the Company effective in fiscal 2024 or thereafter.

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Contract Type:
Master services agreements	$2,121,144	$2,388,688	$2,342,220
Bid contracts	516,085	510,588	418,107
Total revenue	$2,637,229	$2,899,276	$2,760,327

Unit-price contracts	$1,508,683	$1,570,356	$1,608,131
Time and materials contracts	589,018	655,315	654,157
Fixed-price contracts	539,528	673,605	498,039
Total revenue	$2,637,229	$2,899,276	$2,760,327

Contract assets and liabilities consisted of the following (in thousands):

	December 29, 2024	December 31, 2023	January 1, 2023
Current contract assets	$238,169	$269,808	$238,059
Non-current contract assets	23,854	214	—
Contract assets, total	262,023	270,022	238,059
Contract liabilities	(24,975)	(43,694)	(35,769)
Net contract assets	$237,048	$226,328	$202,290
Contract assets primarily consist of revenue earned on contracts in progress in excess of billings, which relates to the Company’s rights to consideration for work completed but not billed and/or approved at the reporting date as well as contract retention balances. Contract assets that are not expected to be invoiced and collected within a year of the financial statement date (“Non-current contract assets”) are included in other assets on the consolidated balance sheets. Revenue earned on contracts in progress in excess of billings are transferred to accounts receivable when the rights become unconditional. As of December 29, 2024, the Company had recorded approximately $24.8 million in revenue related to net recovery claims.

Total contract assets decreased $8.0 million during the fiscal year ended December 29, 2024 due primarily to timing of billings. Contract assets are recoverable from the Company’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of the Company’s T&M contract arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in revenue earned on contracts in progress in excess of billings and/or unbilled receivables being recorded as revenue is recognized in advance of billings. The lag in billing due to the aforementioned contractual provisions may create circumstances in which material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic or market conditions, could affect the Company’s ability to bill and subsequently collect amounts due. These changes may result in the need to record an estimate of the amount of loss from uncollectible receivables.

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The change in the contract liability balance of $18.7 million from December 31, 2023 to December 29, 2024 was due to approximately $40.0 million of revenue recognized that was included in the balance as of December 31, 2023, net of additional payments received in advance of work completed.

The Company considers retention and unbilled amounts to customers to be conditional contract assets, as payment is contingent on the occurrence of a future event. Accounts receivable, net, includes only amounts that are unconditional in nature, which means only the passage of time remains and the Company has invoiced the customer. Similarly, contract liabilities include amounts billed in excess of revenue earned on contracts in progress related to fixed-price, unit-price and T&M contracts. In the event contract assets or contract liabilities are expected to be recognized more than one year from the financial statement date, the Company classifies those amounts as long-term contract assets or contract liabilities, included in other assets or other long-term liabilities, respectively, on the consolidated balance sheets. Similarly, accounts receivable balances expected to be collected beyond one year are recorded as long-term within other assets.

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

As of December 29, 2024, the Company had 49 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of December 29, 2024 was $251.9 million. The Company expects to recognize the remaining performance obligations of these contracts over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	December 29, 2024	December 31, 2023
Billed on completed contracts and contracts in progress	$281,416	$348,021
Other receivables	2,727	1,945
Accounts receivable, gross	284,143	349,966
Allowance for doubtful accounts	(2,702)	(2,512)
Accounts receivable, net	$281,441	$347,454

4.Segment Information
As of and prior to December 31, 2023, the Company reported its results under the following two reportable segments: Gas Utility Services and Electric Utility Services. In January 2024, the Company underwent an internal personnel reorganization, causing the Company to re-evaluate its reportable segments based on the information reviewed by the Chief Operating Decision Maker (“CODM”). The Company determined that it was appropriate to re-align its reporting structure to the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). The U.S. Gas and Canadian Gas businesses had historically been part of the Gas Utility Services segment, and the Union Electric and Non-Union Electric businesses had historically been part of the Electric Utility Services segment. Subsequently, in December 2024, NPL Canada Ltd. (“NPL Canada”), the operating company that made up Canadian Gas, amalgamated with WSN Construction Inc. (“WSN Construction”), a subsidiary previously reported within “Other”. As a result, Canadian Gas now also includes the results of the historical WSN Construction entity for all periods presented, and Other now primarily consists of corporate transactions and unallocated costs. All prior year segment financial information has been recast to reflect the Company’s current segment structure.

The Company’s president and chief executive officer serves as the CODM. The Company’s segments are established in consideration of differences in services, geographic areas and workforce composition (union vs. non-union). The Company has not aggregated any operating segments into reportable segments. The CODM reviews short-term and long-term trends and budget-to-actual variances in gross profit to assess performance across the different segments in determining where to allocate resources.

U.S. Gas

U.S. Gas provides comprehensive services, including maintenance, replacement, repair and installation for local natural gas distribution utilities (“LDCs”) focused on the modernization of customers’ infrastructure throughout the U.S. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, utility-scale transmission and end-user infrastructure, rather than large-scale, project-based, cross-country transmission. In addition, U.S. Gas performs other underground services, including water and fiber, and has an in-house fabrication shop providing pipe and component assembly. The Company is able to cater to the needs of its gas utility services and energy customers by serving union and non-union markets.

Canadian Gas

Canadian Gas provides comprehensive services, including maintenance, replacement, repair and installation for LDCs focused on the modernization of customers’ infrastructure in Canada. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, urban transmission and end-user infrastructure, rather than large-scale, project-based, cross-country transmission. Canadian Gas only serves union markets.

Union Electric

Union Electric provides a comprehensive set of electric utility services encompassing maintenance, replacement, repair, upgrade and expansion services for urban transmission and local distribution infrastructure within union markets. The work performed within this segment is focused primarily on recurring local distribution and urban transmission services under MSAs, as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter. In addition to core electric utility infrastructure, this segment provides heavy industrial work, including civil, mechanical, electrical, and fabrication (component assembly) services.

Non-Union Electric

Non-Union Electric provides a comprehensive set of electric utility services encompassing maintenance, replacement, repair, upgrade and expansion services for urban transmission and local distribution infrastructure within non-union markets. The work performed within this segment is focused almost exclusively on recurring local distribution and urban transmission services under MSAs as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter.

Other

Other primarily consists of corporate and non-allocated costs, including corporate facility costs, non-allocated corporate salaries, benefits and incentive compensation.

Revenue and gross profit by segment were as follows (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Revenue:
U.S. Gas	$1,260,579	$1,357,449	$1,345,042
Canadian Gas	197,872	234,794	319,935
Union Electric	693,513	833,094	637,236
Non-Union Electric	485,265	473,939	458,114
Consolidated revenue	$2,637,229	$2,899,276	$2,760,327

Gross profit:
U.S. Gas	$69,511	$123,626	$86,664
Canadian Gas	31,306	33,095	41,027
Union Electric	58,002	57,740	37,479
Non-Union Electric	61,853	58,231	49,442
Other	—	750	—
Consolidated gross profit	$220,672	$273,442	$214,612

Gross profit represents the difference between revenue and cost of revenue. Cost of revenue is a significant expense that is regularly reported to the CODM by segment. Cost of revenue by segment was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Cost of revenue:
U.S. Gas	$1,191,068	$1,233,823	$1,258,378
Canadian Gas	166,566	201,699	278,908
Union Electric	635,511	775,354	599,757
Non-Union Electric	423,412	415,708	408,672
Other	—	(750)	—
Consolidated cost of revenue	$2,416,557	$2,625,834	$2,545,715

Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
U.S. Gas	$45,213	$45,895	$46,362
Canadian Gas	6,206	5,954	5,834
Union Electric	27,880	35,108	34,855
Non-Union Electric	26,714	27,168	33,742
Consolidated depreciation expense (1)	$106,013	$114,125	$120,793

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

Capital expenditures by segment were as follows (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
U.S. Gas	$39,659	$53,916	$51,300
Canadian Gas	5,375	9,290	6,144
Union Electric	29,706	27,765	20,926
Non-Union Electric	24,526	9,370	45,528
Other	67	6,309	5,689
Consolidated capital expenditures	$99,333	$106,650	$129,587

Foreign Operations

During fiscal years 2024, 2023 and 2022, the Company earned $197.9 million, $234.8 million and $322.5 million, respectively, in Canada, which comprised 8% of consolidated revenue each for 2024 and 2023 and 12% of consolidated revenue for 2022. Revenue is attributed to countries based on the location of where services are performed. In addition, as of December 29, 2024 and December 31, 2023 the Company had $56.2 million and $79.0 million of current assets, $181.6 million and $174.7 million of long-lived assets and $110.0 million and $106.4 million of net assets, respectively, in Canada.

5.Per Share Information
As discussed in “Note 1 — Description of Business”, shares outstanding for all periods before April 13, 2024 have been retrospectively restated to be 71,665,592, reflecting the shares issued as part of the combination of Holdings and the Operating Company plus the 1,000 Holdings shares that were issued to Southwest Gas Holdings upon formation.

The amounts used to compute basic and diluted loss per share attributable to common stock consisted of the following (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Amounts attributable to common stock:
Net loss attributable to common stock	$(6,724)	$(186,176)	$(168,145)

Weighted average shares:
Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock	83,286	71,666	71,666
There were no dilutive securities for any periods presented, and therefore the denominator for basic and diluted earnings per share was the same for all periods. There were a de minimis amount of potentially dilutive securities that were antidilutive in the fiscal year ended December 29, 2024 due to the Company recording a net loss, and no potentially dilutive securities for the fiscal years ended December 31, 2023 or January 1, 2023.

6.Accounts Receivable Securitization Facility
In September 2024, the Company entered into a three-year accounts receivable securitization facility for an aggregate amount of up to $125.0 million (the “Securitization Facility”), with PNC Bank, National Association (“PNC"), to enhance the company's financial flexibility by providing additional liquidity.

Under the Securitization Facility, certain designated subsidiaries of the Company have sold and/or contributed, and will continue to sell and/or contribute, their accounts receivable and contract assets generated in the ordinary course of their businesses and certain related assets to an indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) of the Company created specifically for this purpose. The SPE is a variable interest entity, and the Company is the primary beneficiary and therefore consolidates the SPE. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. The Company and its related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy the creditors or the related subsidiaries. The Company has not recorded any servicing asset or liability related to this continuing involvement as the Company has determined it is compensated adequately for its servicing role. The Company accounts for accounts receivable sold to the banking counterparty as a sale of financial assets and has derecognized the accounts receivable from the consolidated balance sheet for the current period.

In addition, Centuri Group, Inc. has agreed to guarantee the performance of the indirect wholly-owned subsidiaries of the Company and itself as the servicer of their respective obligations under the documentation for the Securitization Facility. Centuri Group, Inc. is not guaranteeing the collectibility of any assets transferred in the Securitization Facility or the creditworthiness of the related obligors. The Securitization Facility is subject to yield charges based upon a rate as specified in the documentation for the Securitization Facility. These yield charges are recorded in interest expense, net on the Company’s consolidated statement of operations, and were $2.2 million for the fiscal year ended December 29, 2024. The Company may incur a recourse obligation in limited circumstances, but the Company has determined this liability is not material.

The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of December 29, 2024. Additionally, the SPE owned accounts receivable and contract assets of $45.2 million and $78.3 million, respectively, as of December 29, 2024, which were not sold to PNC. These balances are primarily included in accounts receivable, net and contract assets (and the accompanying related party captions) in the Company’s consolidated balance sheet, with certain non-current balances being included in other assets. During the fiscal year ended December 29, 2024, the Company received $125.0 million in cash proceeds from the Securitization Facility, which is recorded in operating cash flows on the consolidated statement of cash flows, and made no repayments to the Securitization Facility. As of December 29, 2024, the Company had no available capacity under the Securitization Facility.

7.Equity Method Investments
The Company has an indirect 50% equity interest in W.S. Nicholls Western Construction Ltd. (“WSN Western”). The Company determined WSN Western qualifies as a variable interest entity. The Company also determined it is not the primary beneficiary, as it lacks the ability to unilaterally direct the activities that most significantly affect the operations of WSN Western, including strategy, contracting, bonding and other significant operating decisions. The Company has therefore not consolidated WSN Western and has accounted for it under the equity method of accounting.

The net carrying value of the Company’s investment in WSN Western, which is recorded in other assets on the consolidated balance sheets, was $10.9 million and $11.9 million as of December 29, 2024 and December 31, 2023, respectively. At times, the Company is an indemnifying party on construction bonds that secure performance of certain projects of WSN Western through its bonding arrangement. Therefore, outstanding bonds were added to the Company’s investment balance in determining the Company’s maximum exposure to losses of WSN Western. The Company’s maximum exposure to loss was $10.9 million and $12.4 million as of December 29, 2024 and December 31, 2023, respectively.

The Company recognized income related to its investment in WSN Western of $0.2 million, $0.5 million and $0.1 million in other (income) expense, net for fiscal years 2024, 2023 and 2022, respectively. The Company received dividends of $0.2 million during each of the fiscal years 2024, 2023 and 2022.

8.Noncontrolling Interests
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

Furthermore, certain members of Riggs Distler management have a noncontrolling interest in the parent company of Riggs Distler, Drum Parent LLC (“Drum”), which was 1.41% as of December 31, 2023. This noncontrolling interest is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. A portion of the redeemable noncontrolling interest was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%.

During the first quarter of 2024, the Company redeemed various Drum units in satisfaction of all outstanding promissory notes and forgave unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained the 0.47% portion of equity interest in Drum that had been funded through these notes. Additionally, during 2024, the Company reached an agreement to purchase a 0.14% noncontrolling interest in Drum for $0.9 million. The remaining noncontrolling interest in Drum outstanding as of December 29, 2024 was 0.80%.

Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest increased by $0.2 million during the first fiscal quarter of 2024 to the value at which it was redeemed. The estimated redemption value of the Riggs Distler redeemable noncontrolling interest increased by $2.4 million during the fiscal year ended December 29, 2024.

Adjustments to the redemption values have historically impacted retained earnings, as reflected on the consolidated statements of changes in equity. As the Company was in an accumulated deficit position prior to any redemption value adjustment during the fiscal year ended December 29, 2024, the redemption value adjustments during this period decreased the Company’s additional paid in capital.

The following table depicts changes to the balance of the redeemable noncontrolling interests (in thousands):

	Linetec Services, LLC	Drum Parent LLC	Redeemable Noncontrolling Interests
Balance as of January 2, 2022	$184,149	$12,568	$196,717
Net income (loss) attributable to redeemable noncontrolling interests	5,591	(2,432)	3,159
Redemption value adjustment	(3,325)	—	(3,325)
Redeemable noncontrolling interest redeemed	(39,649)	—	(39,649)
Balance as of January 1, 2023	$146,766	$10,136	$156,902
Net income (loss) attributable to redeemable noncontrolling interests	4,473	(2,803)	1,670
Redemption value adjustment	(19,366)	—	(19,366)
Redeemable noncontrolling interests redeemed	(39,894)	(50)	(39,944)
Balance as of December 31, 2023	$91,979	$7,283	$99,262
Net (loss) income attributable to redeemable noncontrolling interests	(193)	95	(98)
Redemption value adjustment	193	2,414	2,607
Redeemable noncontrolling interests redeemed	(91,979)	(5,123)	(97,102)
Balance as of December 29, 2024	$-	$4,669	$4,669

9.Goodwill and Intangible Assets
Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Gas(1)	Union Electric (2)	Non-Union Electric	Total
Balances as of January 1, 2023	$58,160	$91,705	$270,491	$167,322	$587,678
Goodwill impairment - Riggs Distler	—	—	(213,992)	—	(213,992)
Effect of exchange rate changes	—	2,206	—	—	2,206
Balances as of December 31, 2023	$58,160	$93,911	$56,499	$167,322	$375,892
Effect of exchange rate changes	—	(7,590)	—	—	(7,590)
Balances as of December 29, 2024	$58,160	$86,321	$56,499	$167,322	$368,302
(1)Net of accumulated impairment of $10.8 million as of December 29, 2024, December 31, 2023 and January 1, 2023.
(2)Net of accumulated impairment of $391.1 million as of December 29, 2024, December 31, 2023 and January 1, 2023.

During the first and fourth quarters of fiscal 2024, the Company changed its reporting units to align with changes in its organization structure, and as a result, the Company’s reporting units are the same as its reportable segments. As part of the reorganization in the first quarter of fiscal 2024, the Riggs Distler reporting unit which had previously been subject to goodwill impairment became a part of the Union Electric reporting unit. Prior to and after the reporting unit restructuring, the Company qualitatively assessed its reporting units for potential goodwill impairment, and with the exception of Riggs Distler (which was impaired in the fourth quarter of 2023 as discussed below), the results of the qualitative assessments did not indicate that it was more likely than not that the fair value of each reporting unit analyzed was less than the carrying value including goodwill, and no goodwill impairment was recognized.

In connection with the annual goodwill assessment for fiscal years 2024, 2023 and 2022, the Company performed a qualitative goodwill assessment of its reporting units. Other than the Union Electric reporting unit in fiscal year 2024 and the Riggs Distler reporting unit in fiscal year 2023 and 2022, the results of the qualitative assessment did not indicate that it was more likely than not that the fair value of each reporting unit analyzed was less than the carrying value including goodwill, and no goodwill impairment was recognized.

For the Union Electric reporting unit in fiscal year 2024 (and in fiscal years 2023 and 2022, the Riggs Distler reporting unit), management determined that triggering events occurred, and performed a quantitative assessment as of each of the fiscal year 2024, 2023, and 2022 assessment dates utilizing a weighted combination of the income approach (discounted cash flow method) and a market approach (guideline public company method). Under the discounted cash flow method, the Company determined fair value based on the estimated future cash flows of the reporting unit, discounted to present value using a risk-adjusted industry weighted average cost of capital, which reflects the overall level of inherent risk for the reporting unit and the rate of return an outside investor would expect to earn. Under the guideline public company method, the Company determined the estimated fair value by applying public company multiples to the reporting units’ historical and projected results, including a reasonable control premium. The public company multiples are based on peer group multiples adjusted for size, volatility and risk.

The inputs used in the fair value measurement of the reporting units was the lowest level (Level 3) inputs. The key assumptions used to determine the fair value of the reporting units during the annual impairment assessment were: (a) expected cash flow for a period of five years based on the Company’s best estimate of revenue growth rates and projected operating margins; (b) a terminal value based upon terminal growth rates; (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (d) the selection of the reporting units peer group; and (e) an implied control premium based on the Company’s best estimate of the premium that would be appropriate to convert the reporting unit value to a controlling interest basis. Recent operating performance, along with key assumptions for specific customer and industry opportunities, were also utilized during the annual impairment assessment.

For fiscal 2024, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 10.0%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in the fair value of Union Electric being significantly above its carrying value and no goodwill impairment was recognized.

For fiscal 2023, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 12.5%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in the fair value of Riggs Distler being below its carrying value. As a result, the Company recognized an impairment charge of $214.0 million in the fourth quarter of 2023. Key drivers of the impairment included the cancellation of an offshore wind project in the fourth quarter of fiscal year, as well as lower than expected earnings during fiscal 2023. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its credit agreements.

For fiscal 2022, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 14.0%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in a fair value of the Riggs Distler being below its carrying value. As a result, the Company recognized an impairment charge of $177.1 million. The key driver of the impairment was earnings shortfalls during fiscal 2022 resulting from changes in the mix of work combined with inflation and higher fuel costs. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its credit agreements.

The Company’s definite-lived intangible assets and respective carrying values were as follows (in thousands, except for weighted average amortization periods, which are in years):

	December 29, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	19	$389,918	$(105,218)	$284,700
Trade names and trademarks	15	78,955	(22,754)	56,201
Total intangible assets	18	$468,873	$(127,972)	$340,901

	December 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	19	$392,512	$(85,212)	$307,300
Trade names and trademarks	15	79,408	(17,660)	61,748
Total intangible assets	18	$471,920	$(102,872)	$369,048

Amortization expense for definite-lived intangible assets was $26.6 million, $26.7 million and $29.8 million for fiscal years 2024, 2023 and 2022, respectively.

The estimated future aggregate amortization expense of definite-lived intangible assets as of December 29, 2024 is as follows (in thousands):

Fiscal years ended:
2025	$26,566
2026	26,349
2027	25,994
2028	25,678
2029	25,678
Thereafter	210,636
Total	$340,901

10.Property and Equipment
Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 29, 2024	December 31, 2023
Land	$5,808	$5,808
Building and leasehold improvements	52,126	50,183
Transportation vehicles	610,079	580,218
Construction equipment	426,415	407,613
Internal-use software	5,271	30,428
Office equipment	22,873	27,126
Assets under construction	1,339	16,826
Property and equipment, gross	$1,123,911	$1,118,202
Accumulated depreciation	(612,597)	(572,760)
Property and equipment, net	$511,314	$545,442

11.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 29, 2024	December 31, 2023
Accrued compensation	$77,259	$92,205
Other accrued expenses	53,205	59,751
Accrued insurance	27,957	21,794
Book overdrafts	15,163	13,300
Accrued expenses and other current liabilities	$173,584	$187,050

12.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	December 29, 2024		December 31, 2023
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$113,533	$113,455	$77,121	$77,205
Term loans under loan facility	706,375	709,059	994,238	996,723
Total loan facility	819,908	822,514	1,071,359	1,073,928
Equipment loans:
2.30%, due May 2025	2,057	2,038	5,768	5,618
1.75%, due March 2027	5,023	4,800	7,193	6,740
1.75%, due March 2027	11,721	11,200	16,783	15,727
2.96%, due March 2027	11,708	11,323	16,667	15,903
3.27%, due March 2027	13,813	13,415	20,055	19,237
3.40%, due March 2027	7,317	7,111	10,037	9,641
3.51%, due March 2027	14,155	13,773	20,096	19,342
Total long-term debt	885,702	$886,174	1,167,958	$1,166,136
Current portion of long-term debt	(30,018)		(42,552)
Unamortized discount and debt issuance costs	(11,821)		(17,111)
Long-term debt, net of current portion	$843,863		$1,108,295
(1)Fair values as of December 29, 2024 and December 31, 2023 were determined using the Company’s credit rating.

On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility, which in addition to funding the Riggs Distler acquisition, refinanced the Company’s previous $590 million loan facility. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of December 29, 2024 totaled $2.0 billion. The credit agreement also contains a restriction on dividend payments with an available amount generally defined as 50% of the Company’s consolidated net income since the beginning of the fourth fiscal quarter of 2020 adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable. The term loan facility matures on August 27, 2028, and the revolving credit facility matures on August 27, 2026.

On May 31, 2023, the Company entered into an amendment to the amended and restated credit agreement to transition the interest rate benchmark for the term loan facility from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) benchmarks. The applicable margins for the term loan facility remained 1.50% for base rate loans and are 2.50% for SOFR loans. The weighted average interest rate on the term loan facility was 7.19% and 7.97% as of December 29, 2024 and December 31, 2023, respectively. On May 13, 2024, the Company also amended its revolving credit facility to transition from Canadian Dollar Offered Rate benchmarks to Canadian Overnight Repo Rate Average (“CORRA”) benchmarks for Canadian dollar borrowing under its revolving credit facility. The applicable margin for the revolving credit facility now ranges from 1.0% to 2.5% for SOFR and CORRA loans and from 0.0% to 1.5% for base rate loans, depending on the Company’s net leverage ratio. The weighted average interest rate on the revolving credit facility was 5.94% and 7.66% as of December 29, 2024 and December 31, 2023, respectively.

On November 13, 2023 and March 22, 2024, the Company amended the financial covenants of the revolving credit facility. Under the amended terms of the revolving credit facility, the Company was required to maintain certain net leverage ratios, however it also provided that, in the event that a “Qualified IPO” (as defined therein) is consummated prior to March 31, 2025, the maximum net leverage ratio financial covenant would be reduced based on the amount of net proceeds received from such Qualified IPO. Pursuant to these terms, the completion of the Qualified IPO resulted in a change to the maximum net leverage ratio. Based on the amount of proceeds received, the Company was required to maintain a net leverage ratio of less than a maximum of 5.25 to 1.00 from April 18, 2024 through June 30, 2024, 5.00 to

1.00 from July 1, 2024 through September 29, 2024, 4.25 to 1.00 from September 30, 2024 through December 29, 2024, and is required to maintain a leverage ratio of 4.00 to 1.00 thereafter. Under the amended terms of the revolving credit facility, the Company was also required to maintain an interest coverage ratio of greater than a minimum of 2.00 to 1.00 from January 1, 2024 through December 29, 2024, and is required to maintain a ratio of 2.50 to 1.00 thereafter. As of December 29, 2024, the Company was in compliance with all of the financial covenants under the revolving credit facility. The Company is required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio.

As of December 29, 2024 and December 31, 2023, the Company had borrowings outstanding of $0.8 billion and $1.1 billion, respectively, under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $226.1 million, net of outstanding letters of credit, of unused capacity on the revolving line of credit as of December 29, 2024. The Company had $64.6 million and $48.6 million of unused letters of credit available as of December 29, 2024 and December 31, 2023, respectively. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of December 29, 2024 and December 31, 2023, there was $3.0 million and $4.2 million, respectively, in debt issuance costs recorded in other assets on the consolidated balance sheets.

As of December 29, 2024, the Company had $72.7 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan are amortized over the term of the related debt, which approximates the effective interest method. As of December 29, 2024 and December 31, 2023, debt issuance costs of $11.8 million and $17.1 million, respectively, were recorded as a reduction to long-term debt on the consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the consolidated statements of operations. During the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, amortization of debt issuance costs was $5.3 million, $4.5 million, and $4.9 million, respectively. The Company incurred a debt extinguishment loss of $1.7 million in the fiscal third quarter of fiscal year 2024 related to the write-off of debt issuance costs associated with its term loan. This loss was recorded within interest expense, net on the Company’s consolidated statement of operations.

The Company currently has seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars. These term loans have prepayment penalties for the first three years of the agreements. The Company did not incur any material prepayment penalties during fiscal years 2024, 2023 or 2022.

The fair value of the Company’s debt as of December 29, 2024 and December 31, 2023 was $0.9 billion and $1.2 billion, respectively. The carrying value of the Company’s revolving credit facility approximates fair value given interest rates on the revolving credit facility approximate market rates, and typically draws on the revolving credit facility are paid back in a short period of time. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

With the proceeds obtained from the Centuri IPO, the Company paid down $156.0 million of debt under its revolving credit facility and $160.0 million of debt under its term loan facility on April 22, 2024. The Company made additional prepayments on its term loan debt of $100.0 million in September 2024 and $25.0 million in November 2024 using proceeds from the sale of accounts receivable discussed in “Note 6 — Accounts Receivable Securitization Facility”.

As of December 29, 2024, future principal payments required to be made on existing debt obligations (excluding finance lease obligations, which are discussed in “Note 13 — Leases”) are set forth in the table below (in thousands):

2025	$30,018
2026	142,050
2027	7,259
2028	706,375
Total	$885,702
No principal payments are due after 2028.

13.Leases
The Company has operating and finance leases for corporate and field offices, equipment yards, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 14 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment or property will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of December 29, 2024, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Year Ended
Lease cost	Classification	December 29, 2024	December 31, 2023	January 1, 2023
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$26,565	$22,162	$17,881
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	7,831	7,780	7,702
Interest on lease liabilities	Interest expense, net	1,312	1,680	1,520
Total finance lease cost		9,143	9,460	9,222
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	103,465	122,333	120,339
Total lease cost		$139,173	$153,955	$147,442
(1)Depreciation is included within cost of revenue in the accompanying consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,451	$21,908	$16,725
Operating cash flows from finance leases	1,312	1,680	1,520
Financing cash flows from finance leases	11,293	12,113	11,985
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,345	$50,173	$22,653
Finance leases	124	1,625	28,861

Supplemental information related to leases was as follows:

	December 29, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	6.72	7.45
Finance leases	2.99	3.64

Weighted average discount rate:
Operating leases	5.05%	4.88%
Finance leases	4.27%	4.02%
The following is a schedule of maturities of lease liabilities as of December 29, 2024 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
2025	$23,723	$10,237
2026	21,269	7,623
2027	19,366	5,765
2028	16,894	1,775
2029	14,202	518
Thereafter	34,478	227
Total lease payments	129,932	26,145
Less: Amount of lease payments representing interest	(19,498)	(1,805)
Total	$110,434	$24,340
Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.

14.Income Taxes
The following is a summary of loss before income taxes and noncontrolling interests (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Domestic	$(20,479)	$(195,505)	$(192,918)
Foreign	17,123	20,529	29,230
Total loss before income taxes	$(3,356)	$(174,976)	$(163,688)
Income tax expense consisted of the following (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Current income tax expense (benefit):
Federal	$12,155	$6,057	$(1,469)
State	2,338	6,579	1,131
Foreign	8,141	6,566	9,089
Total current income tax expense	22,634	19,202	8,751

Deferred income tax benefit::
Federal	(12,752)	(4,204)	(5,291)
State	(2,801)	(4,375)	(1,058)
Foreign	(3,615)	(1,093)	(1,104)
Total deferred income tax benefit	(19,168)	(9,672)	(7,453)
Total income tax expense	$3,466	$9,530	$1,298

The following is a reconciliation of the federal statutory rate to the consolidated effective tax rate:

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State income tax, net	13.3%	(0.6%)	0.9%
Goodwill impairment	0.0%	(23.4%)	(20.7%)
Company-owned life insurance	18.0%	0.4%	(0.7%)
Separation related costs	(16.3%)	0.0%	0.0%
Meals & entertainment expenses	(86.5%)	(1.9%)	(0.3%)
Executive compensation limitations	(30.2%)	0.0%	0.0%
Canadian tax rate differences	(28.1%)	(0.6%)	(1.0%)
Return to provision	12.6%	(0.6%)	(0.4%)
State rate impact of asset transfers	(10.4%)	0.0%	0.0%
Tax credits	10.4%	0.4%	0.4%
Penalties	(3.2%)	(0.1%)	0.0%
Stock-based compensation	(1.9%)	0.0%	0.0%
Uncertain tax positions	(1.1%)	0.0%	(0.1%)
Other	(0.9%)	0.0%	0.1%
Consolidated effective income tax rate	(103.3%)	(5.4%)	(0.8%)
The significant components of deferred tax assets and liabilities were as follows (in thousands):

	December 29, 2024	December 31, 2023
Deferred tax assets:
Accrued expenses not currently deductible for tax	$36,693	$39,526
Operating lease obligations	27,239	29,494
Net operating losses	17,937	17,601
Interest expense carryforward	30,483	19,378
Other	2,136	2,668
Deferred tax assets	114,488	108,667
Less: valuation allowance	(542)	(1,986)
Deferred tax assets, net	113,946	106,681

Deferred tax liabilities:
Depreciation of property and equipment	113,385	124,045
Right-of-use assets	25,453	27,746
Goodwill and intangible assets	83,097	83,959
Canadian contract assets, net	7,125	5,019
Other	—	1,035
Deferred tax liabilities	229,060	241,804
Net deferred tax liabilities	$115,114	$135,123
The Company monitors on an ongoing basis the ability to utilize deferred assets and whether there is a need for a related valuation allowance. In evaluating the ability to recover deferred tax assets in the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and recent results of operations. A reconciliation of the beginning and ending amount of the Company’s valuation allowance is as follows (in thousands):

	December 29, 2024	December 31, 2023	January 1, 2023
Valuation allowances at beginning of the year	$1,986	$1,885	$545
Additions (charged to expense)	187	—	(10)
Changes due to change in rates	25	101	1,735
Write-offs	(1,656)	—	(385)
Valuation allowances at end of year	$542	$1,986	$1,885

As of December 29, 2024, the Company has federal net operating loss carryforwards related to U.S. operations of $25.4 million, some of which begin to expire in fiscal 2037, and $42.7 million related to Canadian operations, which begin to expire in fiscal 2040. As of December 29, 2024, the Company has $15.6 million of state net operating loss carryforwards (net of valuation allowances). The state net operating loss carryforwards will begin to expire in fiscal 2028.
Distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. The Company has not provided foreign withholding or state income taxes on the undistributed earnings of its foreign subsidiaries, over which the Company will have sufficient influence to control the distribution of such earnings and has determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. As of December 29, 2024, the Company estimates that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $6.7 million.
The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. This balance is recorded in other long-term liabilities. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. As of December 29, 2024, the unrecognized tax benefit was $0.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 29, 2024	December 31, 2023	January 1, 2023
Unrecognized tax benefits at beginning of year	$472	$427	$267
Gross increases – tax positions in prior period	38	45	130
Gross increases – current period tax positions	—	—	30
Unrecognized tax benefits at end of year	$510	$472	$427
The Company and its subsidiaries file income tax returns in various U.S. states and in Canada. In the U.S. federal jurisdiction and certain states, the Company files income tax returns as part of a consolidated group with Southwest Gas Holdings. With certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal 2018. As discussed in “Note 17 — Related Parties”, the Company is a party to a tax matters agreement with Southwest Gas Holdings. The agreement outlines the method in which the Company calculates its income tax liability and the manner in which it either reimburses Southwest Gas Holdings for taxes owed or is reimbursed for credits and net operating losses used.

15.Employee Benefits
Unions’ Multiemployer Pension Plans
The Company contributes to several multiemployer defined benefit pension plans under the terms of collective bargaining agreements with various unions that represent certain of the Company’s employees. The multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and the Company contributes to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The Company may also have additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal.
The Pension Protection Act of 2006 (“PPA”) also added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans in the United States that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which the Company contributes or may contribute in the future could be “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.
The following table summarizes plan information related to the Company’s participation in multiemployer defined benefit pension plans, including Company contributions for the last three fiscal years, the status under the PPA of the plans and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in fiscal 2024, 2023 and 2022 primarily relates to the plans’ fiscal year-end in 2023, 2022, and 2021. Forms 5500 were not yet available for the majority of plan years ending in fiscal 2024, though the Company acquired Forms 5500 ending in fiscal 2024 to the extent available. The PPA zone status is based on information the Company received from the respective plans, as well as publicly available information on the U.S. Department of Labor website. The zone status is certified by the applicable plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65% funded, plans in the yellow zone generally are less than 80% funded, and plans in the green zone generally are at least 80% funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration dates of the Company’s collective-bargaining agreements to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects. Information has been presented separately for individually significant plans, based on PPA funding status classification, and in the aggregate for all other plans.

Fund	Employee Identification Number/Pension Plan Number	PPA Zone Status		Subject to financial Improvement/ Rehabilitation Plan	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		Fiscal 2024	Fiscal 2023		Fiscal 2024	Fiscal 2023	Fiscal 2022
Central Pension Fund of the IUOE & Participating Employers	36-6052390-001	Green	Green	No	$4,977	$4,418	$1,858	No	12/31/26
Chicago & Vicinity Laborers' District Council Pension Plan	36-2514514-002	Green	Green	No	4,548	6,155	7,799	No	05/31/26
Midwest Operating Engineers Pension Trust Fund	36-6140097-001	Green	Green	No	3,714	5,285	5,493	No	05/31/27
National Electric Benefit Fund	53-0181657-001	Green	Green	No	2,935	2,935	2,753	No	Varies through Dec 2025
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	Red	Green	Yes	2,433	3,994	3,468	No	Evergreen	(1)
Local 351 IBEW Pension Plan	22-3417366-001	Green	Green	No	2,230	2,184	2,116	No	11/29/25
IBEW Local 769 Management Pension Plan	86-6049763-001	Green	Green	No	2,192	1,796	1,835	No	08/02/26
Pipe Fitters Retirement Fund Local 597	62-6105084-001	Green	Green	No	2,045	2,440	2,212	No	Varies through June 2025
Operating Engineers Local 101 Pension Fund	43-6059213-001	Green	Green	No	1,961	1,867	1,655	No	12/31/28
United Association National Pension Fund	52-6152779-001	Green	Green	No	1,741	2,184	2,909	No	12/15/26
IBEW Local 1249 Pension Plan	15-6035161-001	Green	Green	No	1,692	1,642	2,134	No	05/04/25
Minnesota Laborers Pension Fund	41-6159599-001	Green	Green	No	1,653	1,374	1,439	No	05/31/25
Eastern Atlantic States Carpenters Pension Fund	23-1613018-001	Green	Green	No	1,485	1,547	1,058	No	Evergreen	(1)
Fox Valley and Vicinity Laborers Pension Fund	36-6147409-001	Green	Green	No	1,472	1,861	2,194	No	Evergreen	(1)
Plumbers Local 9 Pension Plan	51-0219541-001	Green	Green	No	1,455	454	85	No	06/30/25
Building Trades United Pension Trust Fund Milwaukee and Vicinity	51-6049409-001	Green	Green	No	1,452	835	892	No	05/31/26
West Chester Heavy Construction Laborers Local 60 Pension Fund	13-1962287-001	Green	Green	No	1,386	1,389	1,367	No	03/29/25
U.A. Local Union No. 322 Pension Plan	21-6016638-001	Red	Red	Yes	1,302	1,240	883	No	Evergreen	(1)
Steamfitters Local Union No. 420 Pension Plan	23-2004424-001	Red	Red	Yes	621	1,746	751	No	04/30/26
Kansas Construction Trades Open End Pension Trust Fund	48-6171387-001	Red	Red	Yes	345	361	323	No	12/31/29
Laborers National Pension Fund	75-1280827-001	Red	Red	Yes	322	107	136	Yes	03/16/25
Upstate New York Engineers Pension Fund	15-0614642-001	Red	Red	Yes	215	90	-	No	03/31/26
Ironworkers Pension Plan	23-6529504-001	Red	Yellow	Yes	133	5	2	No	06/30/28
International Painters And Allied Trades Industry Pension Plan	52-6073909-001	Red	Red	Yes	132	121	46	No	Evergreen	(1)
New Jersey Building Laborers Statewide Pension Fund	22-6077693-001	Red	Red	Yes	58	61	43	No	04/30/27
Cement Masons Union Local 592 Pension Plan	23-1972409-001	Red	Red	Yes	54	46	37	No	Evergreen	(1)
Asbestos Workers Philadelphia Pension Fund	23-6406511-001	Red	Red	Yes	14	-	—	No	Evergreen	(1)
All other plans - U.S.					16,974	18,954	15,105
All other plans - Canada (2)					8,647	10,567	12,410
Total					$68,188	$75,658	$71,003
(1)Certain collective bargaining agreement(s) participating in this fund is subject to automatic renewal absent cancellation by either party.
(2)Multiemployer defined benefit pension plans in Canada are not subject to the reporting requirements under the PPA. Accordingly, certain information is not publicly available.

The Company’s contributions to the following individually significant plans were five percent or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans for the plan years ended December 31, 2023 and 2022. Forms 5500 were not yet available for these plans for the plan years ending during 2024, unless specifically noted below.

Fund	Plan Years in which Centuri Contributions Were Five Percent or More of Total Plan Contributions
Local 351 IBEW Pension Plan	2023, 2022
I.B.E.W. Local 769 Management Pension Plan	2023, 2022, 2021
U.A. Local Union No. 322 Pension Plan	2023, 2022
Kansas Construction Trades Open End Pension Trust Fund	2023
Fox Valley and Vicinity Laborers Pension Fund	2023, 2022, 2021
West Chester Heavy Construction Laborers Local 60 Pension Fund	2023, 2022
Other Defined Contribution Plans
The Company offers defined contribution plans to its eligible employees, regardless of whether they are covered under collective bargaining agreements. Eligibility requirements vary, as does timing of participation, matching, vesting and profit-sharing features of the plans. Contributions by the Company to these plans for fiscal years 2024, 2023 and 2022 were $15.6 million, $15.2 million and $12.9 million, respectively.
Deferred Compensation Plan
The Company sponsors a nonqualified deferred compensation plan that is offered to a select group of management and highly compensated employees. The plan allows participants to defer up to 80% of base salary and provides a match of 100% of contributions up to 5% of a participant’s salary. The plan also allows the Company, at its election, to credit participant accounts with discretionary contributions. Participants are 100% vested in salary deferrals, contributions, and all earnings. Participant accounts include a return based on the performance of the underlying investment options selected. Payments from the plan are designated at each annual enrollment period based on specified triggering events and are payable by lump sum or on an annual installment basis. The total amount accrued for future benefits as of December 29, 2024 and December 31, 2023 was $32.0 million and $32.5 million, respectively, and was included in other long-term liabilities on the consolidated balance sheets.
To provide for future obligations related to these deferred compensation plans, the Company has invested in corporate-owned life insurance (“COLI”) policies covering certain participants in the deferred compensation plan, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of December 29, 2024 and December 31, 2023, the fair market values were $35.6 million and $32.7 million, respectively, and were included in other assets on the consolidated balance sheets. The level of inputs used for these fair value measurements is Level 2.

16.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow disclosures and non-cash investing activity, excluding lease activity (which is disclosed in “Note 13 — Leases”) (in thousands):

	December 29, 2024	December 31, 2023	January 1, 2023
Supplemental disclosure of cash flow information:
Interest paid	$78,265	$98,342	$50,214
Income taxes paid, net of refunds	9,358	13,595	3,479
Non-cash investing activities:
Accrued capital expenditures	$12,490	$15,095	$9,397
Proceeds from sale of property and equipment in accounts receivable	213	—	395

17.Related Parties
The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. The following table represents the Company’s revenue in dollars and as a percentage of total revenue as well as gross profit in dollars and as a percentage of total gross profit relating to contracts with Southwest Gas Corporation (in thousands):

	Fiscal Year Ended
	December 29, 2024		December 31, 2023		January 1, 2023
Revenue	$106,835	4%	$116,431	4%	$134,658	5%
Gross Profit	$10,022	5%	$11,017	4%	$17,665	8%

As of December 29, 2024 and December 31, 2023, approximately $9.6 million (3%) and $12.3 million (4%), respectively, of the Company’s accounts receivable, and $2.6 million and $3.2 million, respectively, of contract assets were related to contracts with Southwest Gas Corporation. There were no significant related party contract liabilities as of December 29, 2024 or December 31, 2023 with Southwest Gas Corporation.

Additionally, certain costs incurred by Southwest Gas Holdings have been allocated to Centuri, which are settled in cash during the normal course of operations. The Company recorded allocated costs of $0.5 million, $1.3 million and $1.6 million for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively. These costs are recorded within selling, general and administrative expenses on the Company’s consolidated statements of operations.

In connection with the Separation and the Centuri IPO, Holdings entered into several agreements with Southwest Gas Holdings on April 11, 2024, governing the relationship of the two parties after the Separation and Centuri IPO. These agreements are summarized below.

•Separation Agreement: Sets forth the agreements with Southwest Gas Holdings regarding the principal actions to be taken in connection with the Separation and govern, among other matters, (1) the allocation of assets and liabilities to Centuri and Southwest Gas Holdings (including Centuri’s indemnification obligations, for potentially uncapped amounts, for certain liabilities relating to Centuri’s business activities), (2) certain matters with respect to the Centuri IPO and subsequent disposition transactions by Southwest Gas Holdings, and (3) certain covenants regarding Southwest Gas Holdings’ right to designate members to Centuri’s Board, approve certain Company actions, and receive information and access rights.
•Tax Matters Agreement: Sets forth responsibilities and obligations with respect to all tax matters, including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to Holdings’ business and taxes arising, under certain circumstances, in connection with the Separation and a distribution to Southwest Gas Holdings stockholders that is currently intended to be tax-free to Southwest Gas Holdings and its stockholders, if effected), tax attributes, tax contests and tax returns (including Centuri’s continued inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with Southwest Gas Holdings for applicable tax periods following the Separation, and Centuri’s continuing joint and several liability with Southwest Gas Holdings for such tax returns). As of December 29, 2024, Centuri owed $0.6 million and as of December 31, 2023, no amounts were due to or from Southwest Gas Holdings related to income taxes.
•Registration Rights Agreement: Grants to Southwest Gas Holdings certain registration rights with respect to the shares of Centuri common stock owned by Southwest Gas Holdings following the Centuri IPO.

On February 24, 2025, we entered into an Unutilized Tax Assets Settlement Agreement (the “Tax Assets Agreement”) with Southwest Gas Holdings. The Tax Assets Agreement addresses our arrangements with Southwest Gas Holdings with respect to certain unutilized tax assets (the “Tax Assets”) that we will retain following any deconsolidation from Southwest Gas Holdings for U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, the balance of the Tax Assets at tax deconsolidation, subject to true-up, and including the impact of any payments or deemed payments made by Southwest Gas Holdings in respect of the Tax Assets will be treated as deemed capital contributions, which will result in an increase in Southwest Gas Holdings’ basis in its ownership of our common stock. The deemed capital contributions will not require any cash payment from the Company and will have no impact on our liquidity or financial condition. Deconsolidation for federal income tax purposes occurs at the time when Southwest Gas no longer owns at least 80% of our common stock, and the deconsolidation for state law purposes occurs at various points depending on the relevant tax law of each state.

William J. Fehrman, the Company’s former chief executive officer and former member of the Company’s Board of Directors began serving as the chief executive officer and president of American Electric Power Company Inc. (“AEP”) in August of 2024. AEP is one of the Company’s current customers. Revenue with AEP for the fiscal year ended December 29, 2024 was $143.7 million. As of December 29, 2024, approximately $26.5 million (9%), and $26.0 million (11%) of the Company’s accounts receivable and contract assets, respectively, were related to contracts with this customer. There were no significant contract liabilities as of December 29, 2024 with this customer. As of December 29, 2024, Mr. Fehrman is no longer an employee or director of the Company.

In November 2021, certain members of Riggs Distler management acquired a 1.42% interest in Drum. See “Note 8 — Noncontrolling Interests” for more information. A portion of the redeemable noncontrolling interest acquired was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%. The promissory notes were payable by the noncontrolling interest holders upon certain triggering events, including, but not limited to, termination of employment or the redemption of any interest under the agreement. The promissory notes and related interest income are recorded in additional paid-in capital, a component of total equity, on the consolidated balance sheet as of December 31, 2023. During the first quarter of 2024, the Company redeemed various Drum units in satisfaction of all outstanding promissory notes and forgave unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained the 0.47% portion of equity interest in Drum that had been funded through these notes. Additionally, during 2024, the Company reached an agreement to purchase a 0.14% noncontrolling interest in Drum for $0.9 million. The remaining noncontrolling interest in Drum outstanding as of December 29, 2024 was 0.80%.

18.Commitments and Contingencies
Legal Proceedings

The Company is a named party in various legal proceedings arising from the normal course of business. Although the ultimate outcomes of active matters are currently unknown, the Company does not believe any liabilities resulting from these known matters will have a material effect on its financial position, results of operations or cash flows, unless otherwise stated below.

NPL Construction Co. (“NPL”), a subsidiary of the Operating Company, is currently pursuing a contract claim for damages against the City of Chicago and related parties (collectively, the “City”), arising out of work that NPL performed for the City. NPL initiated this dispute through the City’s required administrative process on August 26, 2019. In response to NPL’s claim, the City has taken the position that it is entitled to withhold payments on amounts NPL believes it is owed for work already completed, claiming that further corrective work by NPL on the project is necessary and that withholding payment is appropriate until remediation is complete. On July 18, 2024, the administrative agency issued a decision denying NPL’s claim for damages. The Company disagrees with the decision of the administrative agency, and NPL filed a petition seeking a review of the administrative agency’s decision by the Circuit Court of Cook County Illinois on November 8, 2024. The Company intends to vigorously pursue this matter; however, the Company cannot accurately predict the ultimate outcome. The Company may be entitled to additional revenue if all of its claims for relief are awarded in the Company’s favor. However, to the extent the Company is not successful in collecting the withheld receivables, this matter could result in an additional significant loss, which is not currently estimable due to uncertainties with respect to the proceedings. The Company can provide no assurance as to whether or when there will be material developments in these matters. The Company has not accrued any reserves for this matter to date.

The Company maintains liability insurance for various risks associated with its operations. In connection with the liability insurance policies, the Company is responsible for an initial deductible or self-insured retention amount per occurrence, after which the insurance carriers would be responsible for amounts up to the policy limits.

Employment Agreements

The Company has employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain severance clauses that become effective upon a change in control of the Company. Upon the occurrence of certain defined events in the various employment agreements, the Company would be obligated to pay varying amounts to the related employees, which vary with the level of the employees’ respective responsibility.

Concentration of Credit Risk

The Company provides full-service utility infrastructure services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than or equal to 10% of the Company’s consolidated balances. No customers accounted for more than 10% of revenue during the fiscal years ended December 29, 2024, December 31, 2023, or January 1, 2023. Only AEP (within the Non-Union Electric segment) had a combined accounts receivable and contract asset balance above 10% of the consolidated accounts receivable and contract assets balance as of December 29, 2024, which was $52.5 million or approximately 10% of the consolidated balance of these accounts. One Union Electric customer had a combined accounts receivable and contract asset balance of $84.3 million as of December 31, 2023, which was approximately 14% of the consolidated balance of these accounts.

The Company primarily uses two financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of December 29, 2024. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of December 29, 2024, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of December 29, 2024, the estimated total amount of outstanding performance and payment bonds was approximately $634.8 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $173.0 million as of December 29, 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 14d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation, and both concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K for the fiscal year ended December 29, 2024 does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly formed public companies.
Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

Amended Form of Long-term Incentive Cash Award Agreement

On February 25, 2025, the Compensation Committee of the Board of Directors approved a new form of long-term incentive cash award agreement (“LTIP Agreement”), which will be used to make long-term incentive cash awards to members of the Company’s senior management team, including the Company’s named executive officers.
Subject to the provisions of the LTIP Agreement, the Compensation Committee may determine the payment amount or range of payment amounts for any cash-based award and the terms of any such award, including, without limitation, the length of the performance period, any performance goals to be achieved during any performance period, the extent to which an award may be subject to reduction, cancellation, forfeiture or recoupment. In addition, the new LTIP Agreement also eliminates restrictive covenants (confidentiality, non-solicitation and noncompetition provisions) as a precondition for receiving awards under the agreement as such restrictive covenants already exist in the employment agreements that award recipients have signed.
The above description of the LTIP Agreement is qualified in its entirety by reference to the full text of the form of LTIP Agreement, which is filed as Exhibit 10.23 hereto and incorporated herein by reference.
Unutilized Tax Assets Agreement with Southwest Gas Holdings

On February 24, 2025, we entered into an Unutilized Tax Assets Settlement Agreement (the “Tax Assets Agreement”) with Southwest Gas Holdings. The Tax Assets Agreement addresses our arrangements with Southwest Gas Holdings with respect to certain unutilized tax assets (the “Tax Assets”) that we will retain following any deconsolidation from Southwest Gas Holdings for U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, the balance of the Tax Assets at tax deconsolidation, subject to true-up, and including the impact of any payments or deemed payments made by Southwest Gas Holdings in respect of the Tax Assets will be treated as deemed capital contributions, which will result in an increase in Southwest Gas Holdings’ basis in its ownership of our common stock. The deemed capital contributions will not require any cash payment from the Company and will have no impact on our liquidity or financial condition. Deconsolidation for federal income tax purposes occurs at the time when Southwest Gas no longer owns at least 80% of our common stock, and the deconsolidation for state law purposes occurs at various points depending on the relevant tax law of each state.
The foregoing description of the Tax Assets Agreement is qualified in its entirety by the full text of the Tax Assets Agreement, which is filed as Exhibit 10.17 hereto and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

During the fiscal three months ended December 29, 2024, none of our directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section on www.centuri.com. We intend to disclose any amendments to our Business Code of Conduct and Ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Our Board has also adopted insider trading policies and procedures governing the purchase, sale, and/or any other disposition of the Company’s securities and material non-public information that are reasonably designed to promote compliance with insider trading laws, rules, regulations, and applicable NYSE standards. Our insider trading policies and procedures apply to the Company and its directors, officers, employees, contractors, agents, service providers, and their immediate family members and continue to apply so long as they remain in possession of material non-public information. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Additional information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (the “2025 Proxy
Statement), under the headings “Election of Directors,” “Securities Ownership by Directors, Director Nominees, Named Executive Officers, and Certain Beneficial Owners,” “Directors and Corporate Governance” and “Executive Officers.” The 2025 Proxy Statement will be filed with the SEC within 120 days after December 29, 2024.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our 2025 Proxy Statement under the headings “Executive compensation” and “Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation.” The 2025 Proxy Statement will be filed with the SEC within 120 days after December 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended December 29, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our 2025 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Directors and Corporate Governance—Director Independence.” The 2025 Proxy Statement will be filed with the SEC within 120 days after December 29, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our 2025 Proxy Statement under the heading “Selection of Independent Registered Public Accounting Firm.” The 2025 Proxy Statement will be filed with the SEC within 120 days after December 29, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(a)Documents filed as part of this report
(1)The Consolidated Financial Statements of the Company required under this item are included in Item 8 of Part II in this Annual Report on Form 10-K.
(2)Schedule I - Condensed Financial Information of Parent (Centuri Holdings, Inc.) at December 29, 2024 and for the year then ended.
(3)Exhibits

Schedule I - Condensed Financial Information of Parent (Centuri Holdings, Inc.)

Centuri Holdings, Inc.
Condensed Balance Sheet of Parent
(In thousands, except share information)

December 29, 2024
ASSETS
Investment in subsidiary	$555,552
Total assets	$555,552
LIABILITIES AND EQUITY
Total liabilities	-
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 88,517,521 shares issued and outstanding at December 29, 2024	885
Additional paid-in capital	718,598
Accumulated other comprehensive loss	(13,209)
Accumulated deficit	(150,722)
Total equity	555,552
Total liabilities and equity	$555,552

The accompanying notes are an integral part of these condensed financial statements.

Centuri Holdings, Inc.
Condensed Statement of Operations of Parent
(In thousands)

Fiscal Year Ended
December 29, 2024
Equity in net loss of subsidiary, net of tax	$(6,724)
Net loss	$(6,724)

Other comprehensive loss:
Foreign currency translation adjustment	(9,184)
Other comprehensive loss	(9,184)
Comprehensive loss	$(15,908)
The accompanying notes are an integral part of these condensed financial statements.

Centuri Holdings, Inc.
Condensed Statement of Cash Flows of Parent
(In thousands)

Fiscal Year Ended
December 29, 2024
Cash flows from operating activities:
Net cash provided by operating activities	—
Cash flows from investing activities:
Investment in subsidiary	(327,667)
Net cash used in investing activities	(327,667)
Cash flows from financing activities:
Proceeds from initial public offering and private placement, net of offering costs paid	327,667
Net cash provided by financing activities	327,667
Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—
The accompanying notes are an integral part of these condensed financial statements.

Centuri Holdings, Inc.
Notes to Condensed Financial Statements of Parent

1. Basis of Presentation

Condensed Financial Information of Parent is required as a result of the restricted net assets of Centuri Holdings, Inc. (“Holdings”) consolidated subsidiaries exceeding 25% of consolidated net assets as of December 29, 2024. Holdings is a holding company that conducts all of its operations through Centuri Group, Inc. and its subsidiaries (the “Operating Company"). Holdings has no material assets or liabilities outside of its ownership of the Operating Company. Holdings was formed in June 2023 to complete an initial public offering (the “Centuri IPO”) and to facilitate the separation of the Operating Company from Southwest Gas Holdings, Inc (“Southwest Gas Holdings”). These condensed financial statements and related footnotes of Centuri Holdings, Inc. (“parent-only statements”) have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X.

These parent-only statements should be read in conjunction with the consolidated financial statements, and notes thereto, of Centuri Holdings, Inc. and subsidiaries (the "Company") included in Part II, Item 8 of this Annual report on Form 10-K. Holdings' significant accounting policies are consistent with those of the Company, except that Holdings' ownership of the Operating Company is accounted for as an equity method investment for purposes of these statements. As the Operating Company is considered the predecessor of Holdings for accounting purposes, equity method income presented in Holdings' condensed statement of operations reflects the full year operating results of the Operating Company.

Parent-only statements as of December 31, 2023 and for the fiscal years ended December 31, 2023 and January 1, 2023 are not presented for Holdings, as Holdings did not acquire the Operating Company until April 2024 (as discussed below) and operations, assets, and liabilities at Holdings were de minimis prior to this acquisition.

2. Related Party Transactions

On April 13, 2024, Holdings issued 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of the Operating Company, which was a non-cash transaction.

On April 22, 2024, the Centuri IPO was completed with net proceeds to Holdings of $327.7 million, and Holdings invested these proceeds into the Operating Company.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-278834	4.1	April 19, 2024

3.2	Amended and Restated Bylaws of Centuri Holdings Inc.	S-8	333-278834	4.2	April 19, 2024

4.1	Description of Capital Stock					X

10.1	Second Amended and Restated Credit Agreement, dated as of August 27, 2021, with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders and agents party thereto	S-1	333-278178	10.5	March 22, 2024

10.2	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 4, 2022, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	S-1	333-278178	10.6	March 22, 2024

10.3	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of May 31, 2023, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	S-1	333-278178	10.7	March 22, 2024

10.4	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of November 13, 2023, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	S-1	333-278178	10.8	March 22, 2024

10.5	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of March 22, 2024, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	S-1	333-278178	10.9	March 22, 2024

10.6	Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of May 13, 2024, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	10-Q	001-42022	10.6	August 06, 2024

10.7	Amended and Restated Cooperation Agreement, dated as of November 21, 2023, by and among the Icahn Group and Southwest Gas Holdings, Inc.	S-1	333-278178	10.15	March 22, 2024

10.8^	Separation Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.					X

10.9†	Amendment No. 10 Restating the Centuri Group, Inc. Executive Deferred Compensation Plan, amended and restated effective May 6, 2024					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.10	Tax Matters Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.					X

10.11	Registration Rights Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.					X

10.12	Common Stock Purchase Agreement, dated as of April 5, 2024, by and among Centuri Holdings, Inc., Icahn Partners LP and Icahn Partners Master Fund LP	S-1/A	333-278178	10.18	April 8, 2024

10.13	Receivables Purchase Agreement, dated as of September 20, 2024, among Centuri Special Purpose Entity, LLC, as seller, Centuri Group, Inc., as servicer, the persons from time to time party thereto, as purchasers, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent.	8-K	001-42022	10.1	September 25, 2024

10.14	Sale and Contribution Agreement, dated as of September 20, 2024, among Centuri Group, Inc., as servicer, the originators from time to time party thereto, as sellers and contributors, and Centuri Special Purpose Entity, LLC, as buyer.	8-K	001-42022	10.2	September 25, 2024

10.15	Performance Guaranty, dated as of September 20, 2024, by Centuri Group, Inc., as performance guarantor, in favor of PNC Bank, National Association, as administrative agent.	8-K	001-42022	10.3	September 25, 2024

10.16	Form of Indemnification Agreement for Centuri Holdings, Inc. Directors and Officers	S-1	333-278178	10.10	March 22, 2024

10.17	Unutilized Tax Assets Settlement Agreement, dated as of February 24, 2025, by and among Southwest Gas Holdings, Inc, Centuri Holdings, Inc. and Centuri Group, Inc.					X

10.18†	Executive Offer Letter with Christian Brown, dated November 2, 2024	8-K	001-42022	10.1	November 5, 2024

10.19†	Employment Agreement with Gregory A. Izenstark, dated January 2, 2019 (as amended on September 27, 2021 and February 22, 2024)	S-1	333-278178	10.12	March 22, 2024

10.20†	Employment Agreement with James W. Connell, Jr., dated March 20, 2017 (as amended on December 10, 2018 and July 3, 2023)	S-1	333-278178	10.13	March 22, 2024

10.21†	Employment Agreement with Jason S. Wilcock, dated August 1, 2018 (as amended on July 3, 2023)	S-1	333-278178	10.14	March 22, 2024

10.22†	Centuri Holdings, Inc. Omnibus Incentive Plan					X

10.23†	Form of Centuri Holdings, Inc. Long-Term Incentive Cash Award Agreement					X

10.24†	Centuri Group 2023 Long-Term Incentive Cash Award Agreement with Gregory A. Izenstark, dated as of May 1, 2023	S-1	333-278178	10.17	March 22, 2024

10.25†	Centuri Group Award Agreement with Gregory A. Izenstark Under the Centuri Group, Inc. Executive Deferred Compensation Plan and the Centuri Group, Inc. Long-Term Incentive Plan, dated as of August 4, 2022	S-1	333-278178	10.18	March 22, 2024

10.26†	Form of Performance Stock Unit Award Agreement under the Centuri Holdings, Inc. Omnibus Incentive Plan					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.27†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Centuri Holdings, Inc. Omnibus Incentive Plan	S-1/A	333-278178	10.20	April 8, 2024

10.28†	Form of Restricted Stock Unit Grant Agreement under the Centuri Holdings, Inc. Omnibus Incentive Plan					X

19.1	Centuri Holdings, Inc. Insider Trading Policy					X

21.1	Subsidiaries of Centuri Holdings, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

24.1	Power of Attorney					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

_________
^Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish a copy of any omitted schedule to the Commission upon its request.
†Indicates management contract or compensatory plan.

Item 16. Form 10–K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2025	/s/ Christian I. Brown
Christian I. Brown
President, Chief Executive Officer and Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian I. Brown	President, Chief Executive Officer and Director	February 26, 2025
Christian I. Brown	(Principal Executive Officer)

/s/ Gregory A. Izenstark	Chief Financial Officer	February 26, 2025
Gregory A. Izenstark	(Principal Financial Officer)

/s/ Kendra L. Chilton	Chief Accounting Officer	February 26, 2025
Kendra L. Chilton	(Principal Accounting Officer)

/s/ Karen S. Haller	Director, Chair of the Board of Directors	February 26, 2025
Karen S. Haller

/s/ Julie A. Dill	Director	February 26, 2025
Julie A. Dill

/s/ Andrew W. Evans	Director	February 26, 2025
Andrew W. Evans

/s/ Christopher A. Krummel	Director	February 26, 2025
Christopher A. Krummel

/s/ Anne L. Mariucci	Director	February 26, 2025
Anne L. Mariucci

/s/ Charles R. Patton	Director	February 26, 2025
Charles R. Patton