Form 10-Q
period 2025-03-30
Centuri Holdings, Inc.
filed 2025-05-12
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
Yes ☐   No ☒
As of May 2, 2025, the number of outstanding shares of Common Stock of the Registrant was 88,558,945.

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
•Our belief that the trends listed in “Factors Affecting our Results of Operations” in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations represent a significant challenge for utilities, but also an opportunity for outsourced utility infrastructure services companies to build and maintain more efficient, sustainable infrastructure that can meet the energy needs of future generations;
•Our belief that we have taken steps to secure delivery of a sufficient amount of equipment and do not anticipate any significant disruptions with respect to our fleet in the near-term;
•Our belief that we are well-positioned to serve the increased demand resulting from system integrity management programs to enhance safety pursuant to federal and state mandates;
•Our belief that we are well-positioned to support growing customer attention in achieving environmental objectives through infrastructure construction and maintenance;
•Our belief that we will continue to renegotiate some of our major contracts to address the increased costs of future work;
•Our belief that any liabilities resulting from any known legal matters, including the City of Chicago matter described in “Note 14 — Commitments and Contingencies — Legal Proceedings,” will not have a material effect on our financial position, results of operations or cash flows;
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
•Our belief that fuel, labor and material costs could rise in the future resulting in a negative effect on our results of operations or that fluctuations in the price or availability of materials and equipment could impact costs to complete projects or result in the postponement of projects;
•Our belief that rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations;
•Our belief that the impacts of tariffs will not be material to our results of operations;
•Our intent to refinance or extend our revolving credit facility in the coming quarters; and
•Our belief that projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected.
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
•Cyber-security breaches;
•Failure to maintain safe worksites;
•Risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics, political crises or other catastrophic events, such as the conflicts in the Middle East and the ongoing war in Ukraine;
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

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including Item 1A . Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Part I - Financial Information
Item 1. Financial Statements
Centuri Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share information)
(Unaudited)

	March 30, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$15,255	$49,019
Accounts receivable, net	206,674	271,793
Accounts receivable, related party - parent, net	441	9,648
Contract assets	270,258	235,546
Contract assets, related party - parent	2,326	2,623
Prepaid expenses and other current assets	41,126	32,755
Total current assets	536,080	601,384
Property and equipment, net	501,053	511,314
Intangible assets, net	334,277	340,901
Goodwill, net	368,378	368,302
Right-of-use assets under finance leases	31,646	33,790
Right-of-use assets under operating leases	107,922	104,139
Other assets	113,261	114,560
Total assets	$1,992,617	$2,074,390
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$28,932	$30,018
Current portion of finance lease liabilities	8,558	9,331
Current portion of operating lease liabilities	19,543	18,695
Accounts payable	115,977	125,726
Accrued expenses and other current liabilities	142,105	173,584
Contract liabilities	25,364	24,975
Total current liabilities	340,479	382,329
Long-term debt, net of current portion	724,723	730,330
Line of credit	97,820	113,533
Finance lease liabilities, net of current portion	13,135	15,009
Operating lease liabilities, net of current portion	94,664	91,739
Deferred income taxes	115,117	115,114
Other long-term liabilities	65,448	66,115
Total liabilities	1,451,386	1,514,169
Commitments and contingencies (Note 14)
Temporary equity:
Redeemable noncontrolling interests	4,682	4,669
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 88,517,521 shares issued and outstanding at March 30, 2025 and December 29, 2024	885	885
Additional paid-in capital	717,464	718,598
Accumulated other comprehensive loss	(13,116)	(13,209)
Accumulated deficit	(168,684)	(150,722)
Total equity	536,549	555,552
Total liabilities, temporary equity and equity	$1,992,617	$2,074,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per-share information)
(Unaudited)

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Revenue	$528,972	$504,745
Revenue, related party - parent	21,109	23,278
Total revenue, net	550,081	528,023
Cost of revenue (including depreciation)	509,377	492,853
Cost of revenue, related party - parent (including depreciation)	20,376	21,891
Total cost of revenue	529,753	514,744
Gross profit	20,328	13,279
Selling, general and administrative expenses	26,375	28,550
Amortization of intangible assets	6,666	6,668
Operating loss	(12,713)	(21,939)
Interest expense, net	17,862	24,099
Other expense (income), net	480	(32)
Loss before income taxes	(31,055)	(46,006)
Income tax benefit	(13,131)	(20,773)
Net loss	(17,924)	(25,233)
Net income (loss) attributable to noncontrolling interests	13	(175)
Net loss attributable to common stock	$(17,937)	$(25,058)

Loss per share attributable to common stock:
Basic	$(0.20)	$(0.35)
Diluted	$(0.20)	$(0.35)
Shares used in computing earnings per share:
Weighted average basic shares outstanding	88,518	71,666
Weighted average diluted shares outstanding	88,518	71,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Net loss	$(17,924)	$(25,233)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	93	(2,543)
Other comprehensive income (loss), net of tax	93	(2,543)
Comprehensive loss	(17,831)	(27,776)
Comprehensive income (loss) attributable to noncontrolling interests	13	(175)
Total comprehensive loss attributable to common stock	$(17,844)	$(27,601)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(17,924)	$(25,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	27,557	27,651
Amortization of intangible assets	6,666	6,668
Amortization of debt issuance costs	1,218	1,318
Loss on debt extinguishment	404	—
Non-cash stock-based compensation expense	1,587	(588)
Gain on sale of equipment	(377)	(944)
Amortization of right-of-use assets	5,045	5,100
Deferred income taxes	(1,813)	(1,600)
Changes in assets and liabilities, net of non-cash transactions	(5,687)	(38,823)
Net cash provided by (used in) operating activities	16,676	(26,451)
Cash flows from investing activities:
Capital expenditures	(24,362)	(26,261)
Proceeds from sale of property and equipment	1,154	1,624
Net cash used in investing activities	(23,208)	(24,637)
Cash flows from financing activities:
Proceeds from line of credit borrowings	39,756	55,896
Payment of line of credit borrowings	(55,544)	(5,931)
Principal payments on long-term debt	(7,876)	(10,557)
Principal payments on finance lease liabilities	(2,648)	(2,914)
Redemption of redeemable noncontrolling interest	—	(37)
Other	(931)	(173)
Net cash (used in) provided by financing activities	(27,243)	36,284
Effects of foreign exchange translation	11	(198)
Net decrease in cash and cash equivalents	(33,764)	(15,002)
Cash and cash equivalents, beginning of period	49,019	33,407
Cash and cash equivalents, end of period	$15,255	$18,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share information)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount

Balances as of December 31, 2023	1,000	$—	$374,124	$(4,025)	$(144,108)	$225,991	$99,262
Net loss	—	—	—	—	(25,058)	(25,058)	(175)
Stock-based compensation activity	—	—	(912)	—	151	(761)	—
Foreign currency translation adjustment	—	—	—	(2,543)	—	(2,543)	—
Purchase of noncontrolling interest	—	—	4,187	—	—	4,187	(97,025)
Distribution to related party - parent	—	—	(1,599)	—	—	(1,599)	—
Noncontrolling interest revaluation	—	—	(2,449)	—	—	(2,449)	2,449
Balances at March 31, 2024	1,000	$—	$373,351	$(6,568)	$(169,015)	$197,768	$4,511

Balances as of December 29, 2024	88,517,521	$885	$718,598	$(13,209)	$(150,722)	$555,552	$4,669
Net (loss) income	—	—	—	—	(17,937)	(17,937)	13
Stock-based compensation activity	—	—	680	—	(25)	655	—
Foreign currency translation adjustment	—	—	—	93	—	93	—
Distribution to related party - parent	—	—	(1,814)	—	—	(1,814)	—
Balances at March 30, 2025	88,517,521	$885	$717,464	$(13,116)	$(168,684)	$536,549	$4,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.Description of Business

Organization Structure

Centuri Holdings, Inc. (“Holdings” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company” or “Centuri”) was formed as a Delaware corporation in June 2023. Holdings was formed for the purpose of completing an initial public offering and facilitating the separation of Centuri Group, Inc. (the “Operating Company”) from Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”) in order to carry on the business of the Operating Company. On April 13, 2024, Holdings issued 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of the Operating Company (“the Separation”). Following the completion of the Separation, the Operating Company became a wholly owned subsidiary of Holdings, and all of Holdings’ operations are conducted through the Operating Company. The Operating Company is considered to be Holdings’ predecessor for accounting purposes.

Description of Operations

The Company is a North American utility infrastructure services company, and it partners with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. The Company’s service offerings primarily consist of the modernization of utility infrastructure through the replacement, maintenance, retrofitting and installation of electric and natural gas distribution and utility-scale transmission networks, building capacity to meet current and future demands. The Company operates through a family of complementary companies working together across different geographies to establish solid customer relationships and a strong reputation for a wide range of capabilities.

Initial Public Offering

On April 17, 2024, the registration statement related to the initial public offering of Centuri’s common stock was declared effective, and Centuri’s common stock began trading on the New York Stock Exchange under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO and a concurrent private placement were completed with total final net proceeds of $327.7 million. As of and since the closing of the Centuri IPO, Southwest Gas Holdings has owned 71,665,592 shares of Centuri common stock, or approximately 81% of the total outstanding shares of Centuri.

2.Basis of Presentation and Recent Accounting Pronouncements
Interim Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements and footnotes were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company have historically been subject to significant seasonal fluctuations.

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and quarters in the Company’s condensed consolidated financial statements relate to fiscal months and quarters rather than calendar months and quarters. The fiscal three month periods ended March 30, 2025 and March 31, 2024 each had 13 weeks.

Revisions

During the third fiscal quarter of 2024, management determined that certain cash outflows incurred during the fiscal quarter ended March 31, 2024 related to the implementation of a cloud computing arrangement were incorrectly classified as capital expenditures instead of as operating cash outflows. The Company quantitatively and qualitatively assessed the impact of this error on previously issued financial statements and concluded the impact was not material, but elected to revise the financial statements for these periods when presented as comparative periods in future filings. Accordingly, capital expenditures, operating cash flows, and investing cash flows for the fiscal three months ended March 31, 2024 have been revised from previous filings within the statement of cash flows, “Note 4 — Segment Information,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Recent Accounting Pronouncements

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

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Contract Type:
Master services agreements	$419,249	$443,242
Bid contracts	130,832	84,781
Total revenue	$550,081	$528,023

Unit-price contracts	$285,228	$307,849
Time and materials contracts	135,040	109,892
Fixed-price contracts	129,813	110,282
Total revenue	$550,081	$528,023

Contract assets and liabilities consisted of the following (in thousands):

	March 30, 2025	December 29, 2024
Current contract assets	$272,584	$238,169
Non-current contract assets	25,011	23,854
Contract assets, total	297,595	262,023
Contract liabilities	(25,364)	(24,975)
Net contract assets	$272,231	$237,048
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

As of March 30, 2025 and December 29, 2024, the Company had recorded approximately $25.2 million and $24.8 million, respectively, in contract assets related to net recovery claims. Claims occur when there is a dispute regarding a change in the scope of work and associated price for work already performed. The Company records estimated claims as variable consideration based on the most likely amount it expects to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty with the variable consideration is resolved.

Total contract assets increased $35.6 million during the fiscal three months ended March 30, 2025 due primarily to timing of billings, which is based on the achievement of certain milestones. Contract assets are recoverable from the Company’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of the Company’s time and materials (“T&M”) contract arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in revenue earned on contracts in progress in excess of billings and/or unbilled receivables being recorded as revenue is recognized in advance of billings. The lag in billing due to the aforementioned contractual provisions may create circumstances in which material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic or market conditions, could affect the Company’s ability to bill and subsequently collect amounts due. These changes may result in the need to record an estimate of the amount of loss from uncollectible receivables.

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The increase in the contract liability balance of $0.4 million from December 29, 2024 to March 30, 2025 was due to additional payments received in advance of work completed, net of approximately $13.8 million of revenue recognized that was included in the balance as of December 29, 2024.

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

For contracts where payment is expected to be collected less than one year from when services are performed (as determined at contract inception), the Company uses the practical expedient and does not consider the time value of money. For contracts with an original duration of one year or less, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or the related timing of revenue recognition.

As of March 30, 2025, the Company had 43 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 30, 2025 was $133.4 million. The Company expects to recognize the remaining performance obligations of these contracts over approximately the next 1.5 years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	March 30, 2025	December 29, 2024
Billed on completed contracts and contracts in progress	$205,599	$281,416
Other receivables	4,028	2,727
Accounts receivable, gross	209,627	284,143
Allowance for doubtful accounts	(2,512)	(2,702)
Accounts receivable, net	$207,115	$281,441

4.Segment Information
The Company reports its results under four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”).

The Company’s president and chief executive officer serves as the Company's chief operating decision maker (the "CODM"). The Company’s reportable segments are established in consideration of differences in services, geographic areas and workforce composition (union vs. non-union). The Company has not aggregated any operating segments into reportable segments. The CODM reviews short-term and long-term trends and budget-to-actual variances in gross profit to assess performance across the different segments in determining where to allocate resources.

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

Union Electric

Union Electric provides a comprehensive set of electric utility services encompassing maintenance, replacement, repair, upgrade and expansion services for urban transmission and local distribution infrastructure within union markets. The work performed within this segment is focused primarily on recurring local distribution and urban transmission services under master services agreements (“MSAs”), as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter. In addition to core electric utility infrastructure, this segment provides heavy industrial work, including civil, mechanical, electrical, and fabrication (component assembly) services.

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

Revenue and gross profit (loss) by segment were as follows (in thousands):

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Revenue:
U.S. Gas	$197,694	$226,578
Canadian Gas	39,784	40,979
Union Electric	175,468	163,851
Non-Union Electric	137,135	96,615
Consolidated revenue	$550,081	$528,023

Gross profit:
U.S. Gas	$(14,856)	$(3,976)
Canadian Gas	7,079	3,086
Union Electric	11,813	11,369
Non-Union Electric	16,292	2,800
Consolidated gross profit	$20,328	$13,279

Gross profit (loss) represents the difference between revenue and cost of revenue. Cost of revenue is a significant expense that is regularly reported to the CODM by segment. Cost of revenue by segment was as follows (in thousands):

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Cost of revenue
U.S. Gas	$212,550	$230,554
Canadian Gas	32,705	37,893
Union Electric	163,655	152,482
Non-Union Electric	120,843	93,815
Consolidated cost of revenue	$529,753	$514,744

Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
U.S. Gas	$11,157	$11,586
Canadian Gas	1,432	1,593
Union Electric	7,278	6,715
Non-Union Electric	7,318	6,604
Consolidated depreciation expense (1)	$27,185	$26,498

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

Capital expenditures by segment were as follows (in thousands):

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
U.S. Gas	$10,188	$14,278
Canadian Gas	622	3,046
Union Electric	3,705	4,193
Non-Union Electric	9,845	4,697
Other	2	47
Consolidated capital expenditures	$24,362	$26,261

Foreign Operations

The Company recorded revenue in Canada of approximately $39.8 million (7% of consolidated revenue) and $41.0 million (8% of consolidated revenue) during the fiscal three months ended March 30, 2025 and March 31, 2024, respectively.

5.Per Share Information
The amounts used to compute basic and diluted loss per share attributable to common stock consisted of the following (in thousands):

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Amounts attributable to common stock:
Net loss attributable to common stock	$(17,937)	$(25,058)

Weighted average shares:
Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock	88,518	71,666
There were no dilutive securities for any periods presented, and therefore the denominator for basic and diluted earnings per share was the same for all periods. There were a de minimis amount of potentially dilutive securities that were antidilutive in the fiscal three months ended March 30, 2025 due to the Company recording a net loss, and no potentially dilutive securities for the fiscal three months ended March 31, 2024.

6.Accounts Receivable Securitization Facility
In September 2024, the Company entered into a three-year accounts receivable securitization facility for an aggregate amount of up to $125.0 million (the “Securitization Facility”), with PNC Bank, National Association (“PNC"), to enhance the company's financial flexibility by providing additional liquidity.

Under the Securitization Facility, certain designated subsidiaries of the Company may sell or contribute their accounts receivable and contract assets generated in the ordinary course of their businesses and certain related assets to an indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) of the Company created specifically for this purpose. The SPE is a variable interest entity, and the Company is the primary beneficiary and therefore consolidates the SPE. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. The Company accounts for accounts receivable sold to the banking counterparty as a sale of financial assets and has derecognized the accounts receivable from the condensed consolidated balance sheet for the current period.

During the fiscal three months ended March 30, 2025, cash collections on sold accounts receivable were continuously reinvested in the Securitization Facility as more accounts receivable were sold to PNC. However, the Company decreased the amount of receivables sold (and derecognized) to $111.5 million as of March 30, 2025, down from $125.0 million as of December 29, 2024, which resulted in a net cash outflow of $13.5 million for the fiscal three months ended March 30, 2025. Accordingly, the Company had $13.5 million in unused capacity on the Securitization Facility as of March 30, 2025.

Additionally, the SPE owned accounts receivable and contract assets of $5.2 million and $72.3 million, respectively, as of March 30, 2025 and $45.2 million and $78.3 million, respectively, as of December 29, 2024 which were not sold to

PNC. These balances are primarily included in accounts receivable, net and contract assets (and the accompanying related party captions) in the Company’s condensed consolidated balance sheet, with certain non-current balances being included in other assets.

During the fiscal three months ended March 30, 2025, the Company incurred $1.8 million in yield fees on the Securitization Facility, which were recorded in interest expense, net on the Company’s condensed consolidated statement of operations.

7.Goodwill
Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Gas(1)	Union Electric (2)	Non-Union Electric	Total
Balances as of December 29, 2024	$58,160	$86,321	$56,499	$167,322	$368,302
Effect of exchange rate changes	-	76	-	-	76
Balances as of March 30, 2025	$58,160	$86,397	$56,499	$167,322	$368,378
(1)Net of accumulated impairment of $10.8 million as of March 30, 2025 and December 29, 2024.
(2)Net of accumulated impairment of $391.1 million as of March 30, 2025 and December 29, 2024.

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 30, 2025	December 29, 2024
Accrued compensation	$66,732	$77,259
Other accrued expenses	42,188	53,205
Accrued insurance	26,566	27,957
Book overdrafts	6,619	15,163
Accrued expenses and other current liabilities	$142,105	$173,584

9.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	March 30, 2025		December 29, 2024
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$97,820	$97,805	$113,533	$113,455
Term loans under loan facility	706,375	705,527	706,375	709,059
Total loan facility	804,195	803,332	819,908	822,514
Equipment loans:
2.30%, due May 2025	1,032	1,027	2,057	2,038
1.75%, due March 2027	4,475	4,302	5,023	4,800
1.75%, due March 2027	10,441	10,037	11,721	11,200
2.96%, due March 2027	10,445	10,147	11,708	11,323
3.27%, due March 2027	12,328	12,022	13,813	13,415
3.40%, due March 2027	6,561	6,401	7,317	7,111
3.51%, due March 2027	12,636	12,346	14,155	13,773
Total long-term debt	$862,113	$859,614	$885,702	$886,174
Current portion of long-term debt	(28,932)		(30,018)
Unamortized discount and debt issuance costs	(10,638)		(11,821)
Long-term debt, net of current portion	$822,543		$843,863
(1)Fair values as of March 30, 2025 and December 29, 2024 were determined using the Company’s credit rating.

On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility, which in addition to funding the acquisition of Riggs Distler & Company, Inc. ("Riggs Distler"), refinanced the Company’s previous $590 million loan facility. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of March 30, 2025 totaled $1.9 billion. The credit agreement also contains a restriction on dividend payments with an available amount generally defined as 50% of the Company’s consolidated net income since the beginning of the fourth fiscal quarter of 2020 adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable. The term loan facility matures on August 27, 2028, and the revolving credit facility matures on August 27, 2026.

The applicable margins for the term loan facility are 1.50% for base rate loans and 2.50% for SOFR loans. The weighted average interest rate on the term loan facility was 6.94% and 7.19% as of March 30, 2025 and December 29, 2024, respectively. On May 13, 2024, the Company also amended its revolving credit facility to transition from Canadian Dollar Offered Rate benchmarks to Canadian Overnight Repo Rate Average (“CORRA”) benchmarks for Canadian dollar borrowing under its revolving credit facility. The applicable margin for the revolving credit facility now ranges from 1.00% to 2.50% for SOFR and CORRA loans and from 0.00% to 1.50% for base rate loans, depending on the Company’s net leverage ratio. The weighted average interest rate on the revolving credit facility was 5.35% and 5.94% as of March 30, 2025 and December 29, 2024, respectively.

On March 22, 2024, the Company amended the financial covenants of the revolving credit facility. Pursuant to the current terms, the Company is required to maintain a leverage ratio of 4.00 to 1.00. Under the amended terms of the revolving credit facility, the Company is also required to maintain an interest coverage ratio of greater than a minimum of 2.50 to 1.00. As of March 30, 2025, the Company was in compliance with all of the financial covenants under the revolving credit facility. The Company is required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio.

As of both March 30, 2025 and December 29, 2024, the Company had borrowings outstanding of $0.8 billion under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $241.8 million, net of outstanding letters of credit, of unused capacity on the revolving line of credit as of March 30, 2025. The Company had $64.6 million of unused letters of credit available as of both March 30, 2025 and December 29, 2024. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of March 30, 2025 and December 29, 2024, there was $2.5 million and $3.0 million, respectively, in debt issuance costs recorded in other assets on the condensed consolidated balance sheets.

As of March 30, 2025, the Company had $72.8 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan are amortized over the term of the related debt, which approximates the effective interest method. As of March 30, 2025 and December 29, 2024, debt issuance costs of $10.6 million and $11.8 million, respectively, were recorded as a reduction to long-term debt on the condensed consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the condensed consolidated statements of operations. During the fiscal three month periods ended March 30, 2025 and March 31, 2024 amortization of debt issuance costs was $1.2 million and $1.3 million, respectively.

The Company currently has seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars. These term loans have prepayment penalties for the first three years of the agreements. The Company did not incur any material prepayment penalties during the fiscal three month periods ended March 30, 2025 or March 31, 2024.

The fair value of the Company’s debt as of both March 30, 2025 and December 29, 2024 was $0.9 billion. The carrying value of the Company’s revolving credit facility approximates fair value given interest rates on the revolving credit facility approximate market rates, and typically draws on the revolving credit facility are paid back in a short period of time. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

10.Leases
The Company has operating and finance leases for corporate and field offices, equipment yards, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 14 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment or property will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of March 30, 2025, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Three Months Ended
Lease cost	Classification	March 30, 2025	March 31, 2024
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$6,427	$6,631
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	1,907	2,112
Interest on lease liabilities	Interest expense, net	266	365
Total finance lease cost		2,173	2,477
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	22,009	21,260
Total lease cost		$30,609	$30,368
(1)Depreciation is included within cost of revenue in the accompanying condensed consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,435	$6,569
Operating cash flows from finance leases	266	365
Financing cash flows from finance leases	2,648	2,914
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,458	$4,904

Supplemental information related to leases was as follows:

	March 30, 2025	December 29, 2024
Weighted average remaining lease term (in years):
Operating leases	6.51	6.72
Finance leases	2.85	2.99

Weighted average discount rate:
Operating leases	5.23%	5.05%
Finance leases	4.35%	4.27%
The following is a schedule of maturities of lease liabilities as of March 30, 2025 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
Remainder of 2025	$18,908	$7,327
2026	23,366	7,623
2027	21,565	5,765
2028	18,291	1,775
2029	15,217	518
Thereafter	37,236	228
Total lease payments	134,583	23,236
Less: Amount of lease payments representing interest	(20,376)	(1,543)
Total	$114,207	$21,693
Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.

11.Income Taxes
The Company’s quarterly provision for income taxes was prepared using the effective annual tax rate adjusted to remove discrete items, as those items will impact the quarter in which those items were reflected. The Company’s effective tax rate for the fiscal three month periods ended March 30, 2025 and March 31, 2024 was 42.3% and 45.2%, respectively. The tax rates for both periods were unfavorably impacted by the disproportionate amount of non-deductible expenses in relation to loss before income taxes.

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

As of March 30, 2025 and December 29, 2024, the total amount of unrecognized tax benefits relating to uncertain tax positions was $0.5 million.

As of March 30, 2025, with certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal 2019. As discussed in more detail in “Note 13 — Related Parties,” the Company is a party to two tax agreements with Southwest Gas Holdings. The first is a tax matters agreement that outlines the method in which the Company calculates its income tax liability and the manner in which it either reimburses Southwest Gas Holdings for taxes owed or is reimbursed for credits and net operating losses used. The second is a tax assets agreement that addresses the Company’s arrangements with Southwest Gas Holdings with respect to certain unutilized tax assets that the Company will retain following any deconsolidation from Southwest Gas Holdings for U.S. federal and relevant state income tax laws.

12.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow disclosures and non-cash investing activity, excluding lease activity (which is disclosed in “Note 10 — Leases”) (in thousands):

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Supplemental disclosure of cash flow information:
Interest paid	$20,216	$22,608
Income taxes paid, net of refunds	2,075	1,583
Non-cash investing activities:
Accrued capital expenditures	$4,038	$3,945
Proceeds from sale of property and equipment in accounts receivable	248	599

As of March 31, 2024, the Company had accrued $92.8 million in connection with the redemptions of noncontrolling interests at Linetec Services, LLC (“Linetec”) and Riggs Distler, the impact of which has been excluded from the Company’s condensed consolidated statement of cash flows for the fiscal three month period ended March 31, 2024 due to the non-cash nature of these transactions.

13.Related Parties
The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. The following table represents the Company’s revenue in dollars and as a percentage of total revenue as well as gross profit in dollars and as a percentage of total gross profit relating to contracts with Southwest Gas Corporation (in thousands):

	Fiscal Three Months Ended
	March 30, 2025		March 31, 2024
Revenue	$21,109	4%	$23,278	4%
Gross Profit	$733	4%	$1,387	10%

As of March 30, 2025 and December 29, 2024, approximately $0.4 million and $9.6 million (3%), respectively, of the Company’s accounts receivable, and $2.3 million and $2.6 million, respectively, of contract assets, were related to contracts with Southwest Gas Corporation. Southwest Gas Corporation receivables sold through the Securitization Facility were $7.9 million as of March 30, 2025, and no Southwest Gas Corporation receivables were sold as of December 29, 2024. Refer to “Note 6 — Accounts Receivable Securitization Facility” for additional details about the Securitization Facility. There were no significant related party contract liabilities as of March 30, 2025 or December 29, 2024 with Southwest Gas Corporation.

Additionally, certain costs incurred by Southwest Gas Holdings have been allocated to Centuri, which are settled in cash during the normal course of operations. The Company recorded de minimis allocated costs for the fiscal three months ended March 30, 2025 and $0.4 million in allocated costs for the fiscal three months ended March 31, 2024. These costs are recorded within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

In connection with the Separation and the Centuri IPO, Holdings entered into several agreements with Southwest Gas Holdings on April 11, 2024, governing the relationship of the two parties following the Separation and Centuri IPO. These agreements are summarized below.

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

•Tax Matters Agreement: Sets forth responsibilities and obligations with respect to all tax matters, including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to Holdings’ business and taxes arising, under certain circumstances, in connection with the Separation and a distribution to Southwest Gas Holdings stockholders that is currently intended to be tax-free to Southwest Gas Holdings and its stockholders, if effected), tax attributes, tax contests and tax returns (including Centuri’s continued inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with Southwest Gas Holdings for applicable tax periods following the Separation, and Centuri’s continuing joint and several liability with Southwest Gas Holdings for such tax returns). As of March 30, 2025, Southwest Gas Holdings owed the Company $1.0 million and as of December 29, 2024, $0.6 million was due to Southwest Gas Holdings related to income taxes.
•Registration Rights Agreement: Grants to Southwest Gas Holdings certain registration rights with respect to the shares of Centuri common stock owned by Southwest Gas Holdings following the Centuri IPO.

On February 24, 2025, the Company entered into an Unutilized Tax Assets Settlement Agreement (the “Tax Assets Agreement”) with Southwest Gas Holdings. The Tax Assets Agreement addresses the Company’s arrangements with Southwest Gas Holdings with respect to certain unutilized tax assets (the “Tax Assets”) that the Company will retain following any deconsolidation from Southwest Gas Holdings for U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, the balance of the Tax Assets at tax deconsolidation, subject to true-up, and including the impact of any payments or deemed payments made by Southwest Gas Holdings in respect of the Tax Assets will be treated as deemed capital contributions, which will result in an increase in Southwest Gas Holdings’ basis in its ownership of the Company’s common stock. The deemed capital contributions will not require any cash payment from the Company and will have no impact on the Company’s liquidity or financial condition. Deconsolidation for federal income tax purposes occurs at the time when Southwest Gas no longer owns at least 80% of our common stock, and the deconsolidation for state law purposes occurs at various points depending on the relevant tax law of each state.
In November 2021, certain members of Riggs Distler management acquired a 1.42% interest in the parent company of Riggs Distler, Drum Parent LLC (“Drum”). A portion of the redeemable noncontrolling interest acquired was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%. The promissory notes were payable by the noncontrolling interest holders upon certain triggering events, including, but not limited to, termination of employment or the redemption of any interest under the agreement. Subsequent to certain redemption transactions in fiscal year 2024, the remaining noncontrolling interest in Drum outstanding as of March 30, 2025 was 0.80%.

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

NPL Construction Co. (“NPL”), a subsidiary of the Operating Company, is currently pursuing a contract claim for damages against the City of Chicago and related parties (collectively, the “City”), arising out of work that NPL performed for the City. NPL initiated this dispute through the City’s required administrative process on August 26, 2019. In response to NPL’s claim, the City has taken the position that it is entitled to withhold payments on amounts NPL believes it is owed for work already completed, claiming that further corrective work by NPL on the project is necessary and that withholding payment is appropriate until remediation is complete. On July 18, 2024, the administrative agency issued a decision denying NPL’s claim for damages. The Company disagrees with the decision of the administrative agency, and NPL filed a petition seeking a review of the administrative agency’s decision by the Circuit Court of Cook County Illinois on November 8, 2024. The Company intends to vigorously pursue this matter; however, the Company cannot accurately predict the ultimate outcome. The Company may be entitled to additional revenue if all of its claims for relief are awarded in the Company’s favor. However, to the extent the Company is not successful in collecting the withheld receivables, this matter could result in an additional significant loss, which is not currently estimable due to uncertainties with respect to the proceedings. The Company can provide no assurance as to whether or when there will be material developments in this matter. The Company has not accrued any reserves for this matter to date.

The Company maintains liability insurance for various risks associated with its operations. In connection with its liability insurance policies, the Company is responsible for an initial deductible or self-insured retention amount per occurrence, after which the insurance carriers would be responsible for amounts up to the policy limits.

Employment Agreements

The Company has employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain severance clauses that become effective upon a change in control of the Company. Upon the occurrence of certain defined events in the various employment agreements, the Company would be obligated to pay varying amounts to the related employees, which vary with the level of the employees’ respective responsibilities.

Concentration of Credit Risk

The Company provides full-service utility infrastructure services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than or equal to 10% of the Company’s consolidated balances. One Non-Union Electric segment customer accounted for $56.1 million or 10% of revenue during the fiscal three months ended March 30, 2025, and no customers individually accounted for more than 10% during the fiscal three months ended March 31, 2024. As of March 30, 2025 and December 29, 2024, one Non-Union Electric segment customer had a combined accounts receivable and contract asset balance above 10% of the consolidated accounts receivable and contract assets balance, which was $60.5 million and $52.5 million, respectively, or approximately 13% and 10%, respectively, of the consolidated balance of these accounts.

The Company primarily uses two financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of March 30, 2025. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of March 30, 2025, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of March 30, 2025, the estimated total amount of outstanding performance and payment bonds was approximately $641.6 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $102.4 million as of March 30, 2025.

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

15.Stock-based Compensation

The Company maintains a stock-based compensation plan, which authorizes the granting of various equity-based incentives, including restricted stock units (“RSUs”) and performance stock units (“PSUs”). Stock compensation expense is amortized on a straight line basis over the service period, which is generally the vesting period. The fair value of the Company’s RSU and PSU awards is measured at the market price of the Company’s common stock on the grant date. PSUs are earned based on the achievement of certain performance metrics in relation to a set target, and stock compensation expense may fluctuate based on the forecasted achievement prior to vesting or actual achievement of these target metrics upon vesting.

RSU grants to employees generally vest ratably on an annual basis over a three-year period following the grant date, although some awards may vest ratably on an annual basis over two years or cliff vest at the end of a shorter time period. RSU grants to non-employee directors typically vest at the end of a one-year period. PSU grants generally cliff vest at the end of a three-year period following the grant date.

Forfeitures are recorded as they occur. During the fiscal three month periods ended March 30, 2025 and March 31, 2024, the Company recorded $1.6 million and $(0.6) million of stock compensation expense, respectively.

The table below summarizes activity related to the Company’s stock-based compensation plans during the first fiscal quarter of 2025. This table excludes shares of Southwest Gas Holdings stock that were granted to certain employees of the Company prior to the Centuri IPO. The fair value of these outstanding Southwest Gas Holdings shares was not material as of March 30, 2025 or December 29, 2024.

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value (Per Unit)	Shares	Weighted Average Grant Date Fair Value (Per Unit)
As of December 29, 2024	342,679	$20.40	—	N/A
Granted	448,180	$17.54	118,406	$17.70
As of March 30, 2025	790,859	$18.78	118,406	$17.70

As of March 30, 2025, total unearned compensation related to Centuri stock RSUs and PSUs was approximately $10.3 million and $2.1 million, respectively, and these amounts are expected to be recognized over a weighted average period of approximately 2.3 years and 3.0 years, respectively.

On April 28, 2025, the Company granted an additional 278,593 RSUs at a fair value of $18.26 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and corresponding notes in Item 1 — Financial Statements within Part I of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 26, 2025 (our “2024 Annual Report”).

Unless the context otherwise requires, references to “we,” “is,” “our,” and “our company” refer to Centuri Holdings, Inc. and its consolidated subsidiaries. As discussed in “Note 1 — Description of Business” to the condensed consolidated financial statements, all financial information presented herein is the financial information of Centuri Holdings, Inc. and its subsidiaries, including Centuri Group, Inc. (“the Operating Company”). This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed within Item 1A. Risk Factors in our 2024 Annual Report. See “Cautionary Note Regarding Forward-Looking Statements.”

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and quarters throughout relate to fiscal months and quarters rather than calendar months and quarters. The first fiscal three months of 2025 and 2024 ended on March 30, 2025 and March 31, 2024, respectively, and each period had 13 weeks.

Overview

Company Overview

We are a leading North American utility infrastructure services company, and we partner with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. We serve as long-term strategic partners to, and an extension of, North America’s electric, gas and combination utility providers, delivering a wide range of infrastructure solutions. Our service offerings primarily consist of the modernization of utility infrastructure through the replacement, maintenance, retrofitting and installation of electric and natural gas distribution and utility-scale transmission networks, and building capacity to meet current and future demands. We also serve complementary, attractive and growing end markets such as renewable energy associated with the expected energy transition, data centers and 5G datacom. Our essential services enable our customers to enhance the safety, reliability and environmental sustainability of the electric and natural gas networks that consumers rely upon to meet their essential and evolving energy needs. Guided by our values and our unwavering commitment to serve as long-term partners to customers and communities, our employees enable our customers to safely and reliably deliver electricity and natural gas and achieve their goals for environmental sustainability.

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

On April 17, 2024, the registration statement related to the initial public offering of our common stock (“IPO Registration Statement”) was declared effective, and our common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO and a concurrent private placement were completed with final net proceeds of $327.7 million. As of and since the closing of the Centuri IPO, Southwest Gas Holdings has owned 71,665,592 shares of our common stock, or approximately 81% of the total outstanding shares of our common stock.

Segment Information

We report our results under the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”).

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

Rising fuel, labor and material costs have in the past had, and could in the future have, a negative effect on our results of operations, to the extent we cannot pass these costs through to our customers. While we actively monitor economic, industry and market factors that could adversely impact our business, we cannot predict the effect that changes in such factors could have on our future results of operations, financial position and cash flows.

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

Inflation

Under the terms of a majority of our MSAs, materials used in our utility infrastructure service activities are specified, purchased and supplied by customers. However, our operations are affected by increases in prices, whether caused by inflation, tariffs, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials not purchased by customers through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Our actual costs at times can exceed the contractual caps, and therefore negatively impact our operations. Additionally, rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations. Overall, our results for the first quarter of 2025 were not significantly impacted by increases in prices, including due to recently implemented tariffs. We are currently monitoring the impacts of tariffs on the price and availability of our equipment as well as any potential impacts to project scheduling, but we do not currently expect a material effect on our results of operations.

Backlog

Backlog as of March 30, 2025 was approximately $4.5 billion, with approximately 89% of backlog related to MSAs. Backlog represents contracted revenue on existing bid agreements as well as estimates of revenue to be realized over the contractual life of existing long-term MSAs. The contractual life of an MSA is defined as the stated length of the contract including any renewal options stated in the contract that we believe our customers are reasonably certain to execute.
Backlog differs from remaining performance obligations disclosed in “Note 3 — Revenue and Related Balance Sheet Accounts” to the condensed consolidated financial statements, as remaining performance obligations are limited to contractually obligated revenue on our contracts that exceed one year, which is typically only bid projects, whereas backlog is inclusive of all contracts regardless of length and includes estimated future work over the contractual life of MSAs. Generally, customers are not contractually committed to specific volumes of work under MSAs, and MSAs may be terminated by either party upon notice. Revenue estimates for MSAs are based on historical customer trends. As backlog only includes revenue estimates over the contractual life of MSAs, backlog tends to fluctuate based on the timing of MSA renewals.
Projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected.

Results of Operations

Our results of operations, on a consolidated basis and by segment, for the fiscal three month periods ended March 30, 2025 and March 31, 2024 are set forth and compared below.

Fiscal three months ended March 30, 2025 compared to the fiscal three months ended March 31, 2024

The following table summarizes our consolidated results of operations for the fiscal three months ended March 30, 2025, and March 31, 2024 including as a percentage of revenue, as well as the dollar and percentage change period-over-period.

	Fiscal Three Months Ended				Change
(dollars in thousands)	March 30, 2025		March 31, 2024		$	%
Revenue, net	$550,081	100.0%	$528,023	100.0%	$22,058	4.2%
Cost of revenue (including depreciation)	529,753	96.3%	514,744	97.5%	15,009	2.9%
Gross profit	20,328	3.7%	13,279	2.5%	7,049	53.1%
Selling, general and administrative expenses	26,375	4.8%	28,550	5.4%	(2,175)	(7.6%)
Amortization of intangible assets	6,666	1.2%	6,668	1.3%	(2)	—%
Operating loss	(12,713)	(2.3%)	(21,939)	(4.2%)	9,226	(42.1%)
Interest expense, net	17,862	3.2%	24,099	4.6%	(6,237)	(25.9%)
Other expense (income), net	480	0.1%	(32)	(0.1%)	512	NM
Loss before income taxes	(31,055)	(5.6%)	(46,006)	(8.7%)	14,951	(32.5%)
Income tax benefit	(13,131)	(2.3%)	(20,773)	(3.9%)	7,642	(36.8%)
Net loss	(17,924)	(3.3%)	(25,233)	(4.8%)	7,309	(29.0%)
Net income (loss) attributable to noncontrolling interests	13	—%	(175)	(0.1)%	188	(107.4%)
Net loss attributable to common stock	$(17,937)	(3.3%)	$(25,058)	(4.7%)	$7,121	(28.4%)
NM — Percentage is not meaningful

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

	Fiscal Three Months Ended				Change
(dollars in thousands)	March 30, 2025		March 31, 2024		$	%
Revenue:
U.S. Gas	$197,694	35.9%	$226,578	42.9%	$(28,884)	(12.7%)
Canadian Gas	39,784	7.2%	40,979	7.8%	(1,195)	(2.9%)
Union Electric	175,468	31.9%	163,851	31.0%	11,617	7.1%
Non-Union Electric	137,135	25.0%	96,615	18.3%	40,520	41.9%
Consolidated revenue	$550,081	100.0%	$528,023	100.0%	$22,058	4.2%
Gross profit (loss):
U.S. Gas	$(14,856)	(7.5%)	$(3,976)	(1.8%)	$(10,880)	273.6%
Canadian Gas	7,079	17.8%	3,086	7.5%	3,993	129.4%
Union Electric	11,813	6.7%	11,369	6.9%	444	3.9%
Non-Union Electric	16,292	11.9%	2,800	2.9%	13,492	481.9%
Consolidated gross profit	$20,328	3.7%	$13,279	2.5%	$7,049	53.1%

•Revenue from our U.S. Gas segment totaled $197.7 million, reflecting a decrease of $28.9 million, or 12.7%, compared to the prior year period. This decrease was due to a reduction in net volumes under existing customer MSAs caused in large part by adverse winter weather conditions in several regions which led to shutdown days and delays, as well as customer budgetary constraints which lowered MSA volumes with certain customers that reached the end of their fiscal years. As a percentage of revenue, gross profit decreased to (7.5%) in the current period from (1.8%) in the same period from the prior year as profitability was negatively impacted by weather-related work stoppages and delays. Revenue from Southwest Gas Corporation totaled $21.1 million for the current period compared to $23.3 million in the prior year period.

•Revenue from our Canadian Gas segment totaled $39.8 million, reflecting a decrease of $1.2 million, or 2.9%, compared to the prior year period. As a percentage of revenue, gross profit increased to 17.8% in the current period as compared to 7.5% in the same period from the prior year. This increase was primarily attributable to improvements on bid margins, as the prior year period was negatively impacted by performance issues on certain bid projects which did not recur in the current year period. Additionally, in the current year period the segment benefited from a $1.0 million government rebate related to surplus Workplace Safety and Insurance Board premiums paid in previous years.

•Revenue from our Union Electric segment totaled $175.5 million, reflecting an increase of $11.6 million, or 7.1%, compared to the prior year period. This increase was driven by incremental bid work, which was partially offset by a planned decline in offshore wind revenue of $22.3 million due to timing of projects. Emergency restoration services revenue for the Union Electric segment was $1.6 million for the current period compared to $7.5 million for the prior year period. As a percentage of revenue, gross profit decreased to 6.7% in the current period as compared to 6.9% in the prior year period.

•Revenue from our Non-Union Electric segment totaled $137.1 million, reflecting an increase of $40.5 million, or 41.9%, compared to the prior year period. This increase was primarily due to an increase in volumes on existing MSAs. Additionally, emergency restoration services increased $14.8 million, accounting for $16.6 million of the segment’s revenue for the current period compared to just $1.8 million for the prior year period. As a percentage of revenue, gross profit increased to 11.9% in the current period compared to 2.9% in the prior year period due to the higher profitability of storm work and more efficient utilization of fixed costs due to an increase in crew counts and weekly hours worked per crew under existing MSAs.

Selling, General and Administrative Expenses

Selling, general and administrative costs decreased by $2.2 million, or 7.6%, in the current period compared to the same period in the prior year due to a decrease in strategic review costs, as well as a decrease in severance costs and corporate salaries related to restructuring efforts in the prior year. These decreases were partially offset by an increase in stock-based compensation (which was impacted by the timing of forfeitures in the prior year period) and other incentive compensation which increased due to improved operating results.
Amortization of Intangible Assets

Amortization expense remained consistent in the current period compared to the same period in the prior year as there were no changes to our amortizable base of intangible assets.

Interest Expense, Net

The decrease in interest expense, net in the current period compared to the prior year period was primarily due to a reduction in average debt balance and a reduction in interest rates on outstanding variable-rate borrowings.

Income Tax

The Company’s effective tax rate for the fiscal three months ended March 30, 2025 and March 31, 2024 was relatively consistent, at 42.3% and 45.2%, respectively. The tax rates for both periods were unfavorably impacted by the disproportionate amount of non-deductible expenses in relation to income before income taxes.

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

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) non-cash stock-based compensation expense, (ii) separation-related costs, (iii) strategic review costs, and (iv) severance costs. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue. Management believes that EBITDA helps investors gain an understanding of the factors affecting our ongoing cash earnings from which capital investments are made and debt is serviced, and that Adjusted EBITDA provides additional insight by removing certain expenses that are non-recurring and/or non-operational in nature. Management believes that Adjusted EBITDA Margin is useful for the same reason as Adjusted EBITDA, and also provides an additional understanding of how Adjusted EBITDA is impacted by factors other than changes in revenue. Because these non-GAAP metrics, as defined, exclude some, but not all, items that affect comparable GAAP financial measures, these non-GAAP metrics may not be comparable to similarly titled measures of other companies.

Adjusted Net Loss is defined as net loss adjusted for (i) separation-related costs, (ii) strategic review costs, (iii) severance costs, (iv) amortization of intangible assets, (v) non-cash stock-based compensation expense, and (vi) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods. Management believes that Adjusted Net Loss helps investors understand the profitability of our business when excluding certain expenses that are non-recurring and/or non-operational in nature.

Using EBITDA as a performance measure has material limitations as compared to net loss, or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenue, depreciation and amortization are necessary elements of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net loss. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net loss in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the Company on a full-cost, after-tax basis.

As to certain of the items related to these non-GAAP metrics: (i) non-cash stock-based compensation expense varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) separation-related costs represent expenses incurred post-Centuri IPO in connection with the separation and stand up of Centuri as its own public company, including costs incurred in connection with the establishment of Centuri’s Unutilized Tax Assets Agreement with Southwest Gas Holdings and under other separation-related agreements, which are not reflective of our ongoing operations and will not recur following the full separation from Southwest Gas Holdings; (iii) strategic review costs represent costs incurred during the Centuri IPO and related costs incurred to establish Centuri as a public company leading up to the IPO; and (iv) severance costs relate to non-recurring restructuring activities. The most comparable GAAP financial measure and information reconciling the GAAP and non-GAAP financial measures are set forth below.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Three Months Ended
(dollars in thousands)	March 30 2025	March 31 2024
Net loss	$(17,924)	$(25,233)
Interest expense, net	17,862	24,099
Income tax benefit	(13,131)	(20,773)
Depreciation expense	27,557	27,651
Amortization of intangible assets	6,666	6,668
EBITDA	21,030	12,412
Non-cash stock-based compensation	1,587	(588)
Separation-related costs	1,611	—
Strategic review costs	—	3,877
Severance costs	—	4,471
Adjusted EBITDA	$24,228	$20,172
Adjusted EBITDA Margin (% of revenue)	4.4%	3.8%

Adjusted Net Loss:

The following table presents reconciliations of net loss to Adjusted Net Loss for the specified periods:

	Fiscal Three Months Ended
(dollars in thousands)	March 30 2025	March 31 2024
Net loss	$(17,924)	$(25,233)
Separation-related costs	1,611	—
Strategic review costs	—	3,877
Severance costs	—	4,471
Amortization of intangible assets	6,666	6,668
Non-cash stock-based compensation	1,587	(588)
Income tax impact of adjustments(1)	(2,466)	(3,607)
Adjusted Net Loss	$(10,526)	$(14,412)
(1)Calculated based on a blended statutory tax rate of 25%.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt. As of March 30, 2025 and December 29, 2024, cash and cash equivalents were $15.3 million and $49.0 million, respectively. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for at least the next 12 months.

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

Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Three Months Ended
(dollars in thousands)	March 30, 2025	March 31, 2024
Net cash provided by (used in) operating activities	$16,676	$(26,451)
Net cash used in investing activities	(23,208)	(24,637)
Net cash (used in) provided by financing activities	(27,243)	36,284
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
Net cash provided by (used in) operating activities for the fiscal three months ended March 30, 2025 was $16.7 million, compared to $(26.5) million for the fiscal three months ended March 31, 2024, representing an increase in operating cash flows of $43.2 million. This increase was driven by better operating results in the current period and more favorable changes in contract liabilities, as in the fiscal three months ended March 31, 2024 we recognized revenue on several projects that had significant outstanding contract liability balances at the end of fiscal year 2023. This increase was partially offset by $13.5 million in net cash outflows on our Accounts Receivable Securitization Facility (“Securitization Facility”) in the first fiscal quarter of 2025 as we decreased the amount of accounts receivables sold during the quarter.

Investing Activities

Net cash used in investing activities was $23.2 million in the fiscal three months ended March 30, 2025 compared to $24.6 million for the fiscal three months ended March 31, 2024, a decrease of $1.4 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal three months ended March 30, 2025 and March 31, 2024, we had capital expenditures of $24.4 million and $26.3 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $1.2 million and $1.6 million for the fiscal three month periods ended March 30, 2025 and March 31, 2024, respectively.

Financing Activities

Net cash (used in) provided by financing activities was $(27.2) million for the fiscal three months ended March 30, 2025 compared to $36.3 million for the fiscal three months ended March 31, 2024. This decrease was due to increased repayments and decreased borrowings on our line of credit.

Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. The revenue from our Canadian operations was approximately 7% and 8% of total revenue for the fiscal three month periods ended March 30, 2025 and March 31, 2024, respectively. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

Credit and Securitization Facilities

Term Loan and Revolving Credit Facility

We have a senior secured revolving credit and term loan multi-currency facility. The line of credit portion comprises $400 million, and associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing as of August 27, 2021. The term loan facility expires on August 27, 2028, and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows us to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility totaled $1.9 billion as of March 30, 2025 and $2.0 billion as of December 29, 2024. During the fiscal three months ended March 30, 2025, the maximum amount outstanding on the combined facility was $804.2 million, at which point $706.4 million was outstanding on the term loan portion of the facility. As of March 30, 2025 and December 29, 2024, $97.8 million and $113.5 million, respectively, was outstanding on the revolving credit facility, in addition to $706.4 million that was outstanding on the term loan portion of the facility during both periods. Also, as of March 30, 2025 and December 29, 2024, there was approximately $241.8 million and $226.1 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $64.6 million of unused letters of credit available as of both March 30, 2025 and December 29, 2024.

On March 22, 2024, we amended the financial covenants of the revolving credit facility (the “2024 Credit Facility Amendment”) to increase the maximum net leverage ratio. The terms of the amended revolving credit facility require us to maintain a net leverage ratio of less than 4.00 to 1.00 and an interest coverage ratio of 2.50 to 1.00.

We presently intend to refinance or extend our revolving credit facility in the coming quarters, but we can provide no assurances that we will be able to do so on favorable terms or at all.

Accounts Receivable Securitization

In September 2024, we entered into our Securitization Facility with PNC Bank, National Association ("PNC") to improve cash flows from trade accounts receivable and used all of the proceeds to pay down our existing debt. Under the Securitization Facility, certain of our designated subsidiaries have sold and/or contributed, and will continue to sell and/or contribute, their accounts receivable and contract assets generated in the ordinary course of their business and certain related assets to the indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) we created specifically for this purpose. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and have derecognized the accounts receivable from our condensed consolidated balance sheet for the current period.
During the fiscal three months ended March 30, 2025, cash collections on sold accounts receivable were continuously reinvested in the Securitization Facility as more accounts receivable were sold to PNC. However, we decreased the amount of our receivables sold (and derecognized) to $111.5 million as of March 30, 2025, down from $125.0 million as of December 29, 2024, which resulted in a net cash outflow of $13.5 million for the fiscal three months ended March 30, 2025. Accordingly, we had $13.5 million in unused capacity on the Securitization Facility as of March 30, 2025.

Equipment Term Loans

We currently have seven equipment term loans with initial amounts totaling approximately $170 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

Recently Issued Accounting Pronouncements

Refer to “Note 2 — Basis of Presentation and Recent Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions. A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2024 Annual Report. We are required to make estimates and judgments in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the fiscal three months ended March 30, 2025, there were no material changes in our critical accounting estimates or policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the fiscal three months ended March 30, 2025. Refer to “Quantitative and Qualitative Disclosures about Market Risk” within our 2024 Annual Report for information on financial market risk related to changes in interest rates and currency exchange rates. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2025 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

For discussion regarding legal proceedings, please refer to “Note 14 — Commitments and Contingencies” in the accompanying notes to our condensed consolidated financial statements.

Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” included in our 2024 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2024 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal three months ended March 30, 2025, none of our directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-278834	4.1	April 19, 2024

3.2	Amended and Restated Bylaws of the Registrant	S-8	333-278834	4.2	April 19, 2024

10.1	Unutilized Tax Assets Settlement Agreement, dated as of February 24, 2025, by and among Southwest Gas Holdings, Inc, Centuri Holdings, Inc. and Centuri Group, Inc.	10-K	001-42022	10.17	February 26, 2025

10.2†	Form of Centuri Holdings, Inc. Long-Term Incentive Cash Award Agreement	10-K	001-42022	10.23	February 26, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

_________
†Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURI HOLDINGS, INC.

Date: May 12, 2025	By:	/s/ Gregory A. Izenstark
Gregory A. Izenstark
Chief Financial Officer (Principal Financial Officer)