Form 10-Q
period 2025-06-29
Centuri Holdings, Inc.
filed 2025-08-06
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
Yes ☐   No ☒
As of July 31, 2025, the number of outstanding shares of Common Stock of the Registrant was 88,649,154.

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
•Our belief that our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for the next 12 months and the foreseeable future;
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

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Part I - Financial Information
Item 1. Financial Statements
Centuri Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share information)
(Unaudited)

	June 29, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$28,332	$49,019
Accounts receivable, net	250,264	271,793
Accounts receivable, related party - parent, net	5,877	9,648
Contract assets	310,584	235,546
Contract assets, related party - parent	3,893	2,623
Prepaid expenses and other current assets	52,932	32,755
Total current assets	651,882	601,384
Property and equipment, net	505,008	511,314
Intangible assets, net	328,471	340,901
Goodwill, net	373,022	368,302
Right-of-use assets under finance leases	28,097	33,790
Right-of-use assets under operating leases	106,789	104,139
Other assets	114,508	114,560
Total assets	$2,107,777	$2,074,390
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$28,101	$30,018
Current portion of finance lease liabilities	7,923	9,331
Current portion of operating lease liabilities	19,960	18,695
Accounts payable	128,153	125,726
Accrued expenses and other current liabilities	162,563	173,584
Contract liabilities	32,817	24,975
Total current liabilities	379,517	382,329
Long-term debt, net of current portion	718,400	730,330
Line of credit	172,230	113,533
Finance lease liabilities, net of current portion	11,265	15,009
Operating lease liabilities, net of current portion	93,261	91,739
Deferred income taxes	94,522	115,114
Other long-term liabilities	66,749	66,115
Total liabilities	1,535,944	1,514,169
Commitments and contingencies (Note 14)
Temporary equity:
Redeemable noncontrolling interests	4,708	4,669
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 88,649,154 and 88,517,521 shares issued and outstanding at June 29, 2025 and December 29, 2024, respectively.	886	885
Additional paid-in capital	733,873	718,598
Accumulated other comprehensive loss	(6,978)	(13,209)
Accumulated deficit	(160,656)	(150,722)
Total equity	567,125	555,552
Total liabilities, temporary equity and equity	$2,107,777	$2,074,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per-share information)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	$697,952	$643,394	$1,226,924	$1,148,139
Revenue, related party - parent	26,100	28,681	47,209	51,959
Total revenue, net	724,052	672,075	1,274,133	1,200,098
Cost of revenue (including depreciation)	633,039	585,755	1,142,416	1,078,608
Cost of revenue, related party - parent (including depreciation)	23,212	25,816	43,588	47,707
Total cost of revenue	656,251	611,571	1,186,004	1,126,315
Gross profit	67,801	60,504	88,129	73,783
Selling, general and administrative expenses	28,959	20,698	55,334	49,248
Amortization of intangible assets	6,683	6,661	13,349	13,329
Operating income	32,159	33,145	19,446	11,206
Interest expense, net	18,247	22,629	36,109	46,728
Other (income) expense, net	(353)	(707)	127	(739)
Income (loss) before income taxes	14,265	11,223	(16,790)	(34,783)
Income tax expense (benefit)	6,186	(474)	(6,945)	(21,247)
Net income (loss)	8,079	11,697	(9,845)	(13,536)
Net income (loss) attributable to noncontrolling interests	26	10	39	(165)
Net income (loss) attributable to common stock	$8,053	$11,687	$(9,884)	$(13,371)

Earnings (loss) per share attributable to common stock:
Basic	$0.09	$0.14	$(0.11)	$(0.17)
Diluted	$0.09	$0.14	$(0.11)	$(0.17)
Shares used in computing earnings per share:
Weighted average basic shares outstanding	88,588	84,629	88,553	78,147
Weighted average diluted shares outstanding	88,823	84,636	88,553	78,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	$8,079	$11,697	$(9,845)	$(13,536)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,138	(1,038)	6,231	(3,581)
Other comprehensive income (loss), net of tax	6,138	(1,038)	6,231	(3,581)
Comprehensive income (loss)	14,217	10,659	(3,614)	(17,117)
Comprehensive income (loss) attributable to noncontrolling interests	26	10	39	(165)
Total comprehensive income (loss) attributable to common stock	$14,191	$10,649	$(3,653)	$(16,952)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Fiscal Six Months Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(9,845)	$(13,536)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	55,096	55,375
Amortization of intangible assets	13,349	13,329
Amortization of debt issuance costs	2,452	2,585
Loss on debt extinguishment	404	—
Non-cash stock-based compensation expense	3,750	(508)
Gain on sale of equipment	(585)	(1,995)
Amortization of right-of-use assets	10,153	10,216
Deferred income taxes	(8,445)	(8,297)
Changes in assets and liabilities, net of non-cash transactions	(77,312)	(140,172)
Net cash used in operating activities	(10,983)	(83,003)
Cash flows from investing activities:
Capital expenditures	(45,162)	(46,562)
Proceeds from sale of property and equipment	2,521	4,250
Net cash used in investing activities	(42,641)	(42,312)
Cash flows from financing activities:
Proceeds from initial public offering and private placement, net of offering costs paid	—	330,343
Proceeds from line of credit borrowings	113,931	237,553
Payment of line of credit borrowings	(59,317)	(168,361)
Principal payments on long-term debt	(15,808)	(177,687)
Principal payments on finance lease liabilities	(5,188)	(5,771)
Redemption of redeemable noncontrolling interest	—	(92,838)
Other	(931)	(173)
Net cash provided by financing activities	32,687	123,066
Effects of foreign exchange translation	250	(239)
Net decrease in cash and cash equivalents	(20,687)	(2,488)
Cash and cash equivalents, beginning of period	49,019	33,407
Cash and cash equivalents, end of period	$28,332	$30,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share information)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount
Balances at December 31, 2023	1,000	$—	$374,124	$(4,025)	$(144,108)	$225,991	$99,262
Net loss	—	—	—	—	(25,058)	(25,058)	(175)
Stock-based compensation activity	—	—	(912)	—	151	(761)	—
Foreign currency translation adjustment	—	—	—	(2,543)	—	(2,543)	—
Purchase of noncontrolling interest	—	—	4,187	—	—	4,187	(97,025)
Separate return method tax adjustment	—	—	(1,599)	—	—	(1,599)	—
Noncontrolling interest revaluation	—	—	(2,449)	—	—	(2,449)	2,449
Balances at March 31, 2024	1,000	$—	$373,351	$(6,568)	$(169,015)	$197,768	$4,511
Net income	—	—	—	—	11,687	11,687	10
Stock-based compensation activity	—	—	24	—	56	80	—
Foreign currency translation adjustment	—	—	—	(1,038)	—	(1,038)	—
Issuance of shares as part of reorganization	71,664,592	717	(717)	—	—	—	—
Issuance of shares in initial public offering and private placement, net of offering costs	16,851,929	168	327,799	—	—	327,967	—
Separate return method tax adjustment	—	—	(6,582)	—	—	(6,582)	—
Noncontrolling interest revaluation	—	—	552	—	—	552	(552)
Balances at June 30, 2024	88,517,521	$885	$694,427	$(7,606)	$(157,272)	$530,434	$3,969

Balances at December 29, 2024	88,517,521	$885	$718,598	$(13,209)	$(150,722)	$555,552	$4,669
Net (loss) income	—	—	—	—	(17,937)	(17,937)	13
Stock-based compensation activity	—	—	680	—	(25)	655	—
Foreign currency translation adjustment	—	—	—	93	—	93	—
Separate return method tax adjustment	—	—	(1,814)	—	—	(1,814)	—
Balances at March 30, 2025	88,517,521	$885	$717,464	$(13,116)	$(168,684)	$536,549	$4,682
Net income	—	—	—	—	8,053	8,053	26
Stock-based compensation activity	131,633	1	2,186	—	(25)	2,162	—
Equity contribution - tax attributes	—	—	30,232	—	—	30,232	—
Foreign currency translation adjustment	—	—	—	6,138	—	6,138	—
Separate return method tax adjustment	—	—	(16,009)	—	—	(16,009)	—
Balances at June 29, 2025	88,649,154	$886	$733,873	$(6,978)	$(160,656)	$567,125	$4,708
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

Initial Public Offering and Secondary Offerings

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

On May 22, 2025, Southwest Gas Holdings completed a public offering (the “May Offering”) of 10,350,000 shares of its holdings of Centuri common stock. On the same day, Southwest Gas Holdings sold 2,857,142 shares of its holdings of Centuri common stock in a concurrent private placement to Icahn Partners and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn (“Icahn Partners”). As of the closing of the May Offering and the concurrent private placement, Southwest Gas Holdings owned 58,458,450 shares of Centuri common stock, or approximately 66% of the total outstanding common stock of Centuri. The Company did not receive any of the proceeds from the May Offering or concurrent private placement.

On June 18, 2025, Southwest Gas Holdings completed another public offering (the “June Offering”) of 11,212,500 shares of its holdings of Centuri common stock, which resulted in Southwest Gas Holdings owning 47,245,950 shares of Centuri common stock, or approximately 53% of the total outstanding common stock of Centuri. Concurrently with the June Offering, Southwest Gas Holdings also entered into an agreement to sell 1,060,240 shares of its holdings of Centuri common stock in a private placement to Icahn Partners, which closed on July 8, 2025, decreasing Southwest Gas Holdings’ ownership to 46,185,710 shares of Centuri common stock, or approximately 52% of the total outstanding common stock of Centuri. The Company did not receive any of the proceeds from the June Offering or concurrent private placement.

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

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and quarters in the Company’s condensed consolidated financial statements relate to fiscal months and quarters rather than calendar months and quarters. The fiscal six month periods ended June 29, 2025 and June 30, 2024 each had 26 weeks, and the second fiscal quarters of 2025 and 2024 each had 13 weeks.

Revisions

During the third fiscal quarter of 2024, management determined that certain cash outflows incurred during the fiscal three and six months ended June 30, 2024 related to the implementation of a cloud computing arrangement were incorrectly classified as capital expenditures instead of as operating cash outflows. The Company quantitatively and qualitatively assessed the impact of this error on previously issued financial statements and concluded the impact was not material, but elected to revise the financial statements for these periods when presented as comparative periods in future filings. Accordingly, capital expenditures, operating cash flows, and investing cash flows for the fiscal three and six months ended June 30, 2024 have been revised from previous filings within the condensed consolidated statements of cash flows, “Note 4 — Segment Information,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

On the condensed consolidated statements of changes in equity, the caption previously titled “Distribution to related party - parent” was renamed “Separate return method tax adjustment” to differentiate these adjustments to additional paid-in capital from the contribution of deferred tax assets by Southwest Gas Holdings as part of tax deconsolidation (discussed further in “Note 11 — Income Taxes”).

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

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Contract Type:
Master services agreements	$593,813	$559,459	$1,013,062	$1,002,701
Bid contracts	130,239	112,616	261,071	197,397
Total revenue	$724,052	$672,075	$1,274,133	$1,200,098

Unit-price contracts	$420,474	$398,441	$705,702	$706,290
Time and materials contracts	163,080	139,068	298,120	248,960
Fixed-price contracts	140,498	134,566	270,311	244,848
Total revenue	$724,052	$672,075	$1,274,133	$1,200,098
Contract assets and liabilities consisted of the following (in thousands):

	June 29, 2025	December 29, 2024
Current contract assets	$314,477	$238,169
Non-current contract assets	27,837	23,854
Contract assets, total	342,314	262,023
Contract liabilities	(32,817)	(24,975)
Net contract assets	$309,497	$237,048
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

As of June 29, 2025 and December 29, 2024, the Company had recorded approximately $42.3 million and $24.8 million, respectively, in contract assets related to net recovery claims. Claims occur when there is a dispute regarding a change in the scope of work and associated price for work already performed. The Company records estimated claims as variable consideration based on the most likely amount it expects to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty with the variable consideration is resolved.

Total contract assets increased $80.3 million during the fiscal six months ended June 29, 2025 due primarily to increased revenue and the timing of billings, which is based on the achievement of certain milestones. Contract assets are recoverable from the Company’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of the Company’s time and materials (“T&M”) contract arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in revenue earned on contracts in progress in excess of billings and/or unbilled receivables being recorded as revenue is recognized in advance of billings. The lag in billing due to the aforementioned contractual provisions may create circumstances in which material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic or market conditions, could affect the Company’s ability to bill and subsequently collect amounts due. These changes may result in the need to record an estimate of the amount of loss from uncollectible receivables.

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The increase in the contract liability balance of $7.8 million from December 29, 2024 to June 29, 2025 was due to additional payments received in advance of work completed, net of approximately $17.6 million of revenue recognized that was included in the balance as of December 29, 2024.

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

As of June 29, 2025, the Company had 43 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 29, 2025 was $202.8 million. The Company expects to recognize the remaining performance obligations of these contracts over approximately the next 2.5 years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	June 29, 2025	December 29, 2024
Billed on completed contracts and contracts in progress	$253,881	$281,416
Other receivables	2,651	2,727
Accounts receivable, gross	256,532	284,143
Allowance for doubtful accounts	(391)	(2,702)
Accounts receivable, net	$256,141	$281,441

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

Other

Other consists of any corporate and non-allocated costs.

Revenue and gross profit by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue:
U.S. Gas	$336,834	$340,686	$534,528	$567,264
Canadian Gas	55,111	46,666	94,895	87,645
Union Electric	182,239	164,211	357,707	328,062
Non-Union Electric	149,868	120,512	287,003	217,127
Consolidated revenue	$724,052	$672,075	$1,274,133	$1,200,098

Gross profit:
U.S. Gas	$26,424	$25,156	$11,568	$21,180
Canadian Gas	9,485	7,032	16,564	10,118
Union Electric	15,355	12,079	27,168	23,448
Non-Union Electric	16,537	16,237	32,829	19,037
Consolidated gross profit	$67,801	$60,504	$88,129	$73,783

Gross profit represents the difference between revenue and cost of revenue. Cost of revenue is a significant expense that is regularly reported to the CODM by segment. Cost of revenue by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
U.S. Gas	$310,410	$315,530	$522,960	$546,084
Canadian Gas	45,626	39,634	78,331	77,527
Union Electric	166,884	152,132	330,539	304,614
Non-Union Electric	133,331	104,275	254,174	198,090
Consolidated cost of revenue	$656,251	$611,571	$1,186,004	$1,126,315

Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
U.S. Gas	$10,633	$11,366	$21,790	$22,952
Canadian Gas	1,442	1,582	2,874	3,175
Union Electric	7,360	6,935	14,638	13,650
Non-Union Electric	7,731	6,622	15,049	13,226
Consolidated depreciation expense (1)	$27,166	$26,505	$54,351	$53,003

(1)Depreciation expense within selling, general and administrative expense was excluded from the table above as it is not produced or utilized by management to evaluate segment performance.

Separate measures of the Company’s assets and cash flows, with the exception of capital expenditures, are not produced or utilized by management to evaluate segment performance.

Capital expenditures by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
U.S. Gas	$7,915	$9,931	$18,103	$24,209
Canadian Gas	162	1,898	784	4,944
Union Electric	4,011	7,544	7,716	11,737
Non-Union Electric	8,702	925	18,547	5,622
Other	10	3	12	50
Consolidated capital expenditures	$20,800	$20,301	$45,162	$46,562

Foreign Operations

The Company recorded revenue in Canada of approximately $55.1 million (8% of consolidated revenue) and $46.7 million (7% of consolidated revenue) during the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, and $94.9 million (7% of consolidated revenue) and $87.6 million (7% of consolidated revenue) for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively.

5.Per Share Information
The amounts used to compute basic and diluted earnings (loss) per share attributable to common stock consisted of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Amounts attributable to common stock:
Net income (loss) attributable to common stock	$8,053	$11,687	$(9,884)	$(13,371)

Weighted average shares:
Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock	88,588	84,629	88,553	78,147
Weighted average dilutive securities	235	7	—	—
Weighted average shares outstanding for diluted earnings per share attributable to common stock	88,823	84,636	88,553	78,147
There were a de minimis amount of potentially dilutive securities that were antidilutive in the fiscal six months ended June 29, 2025 and June 30, 2024 due to the Company recording a net loss.

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

The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of June 29, 2025. The Company had no unused capacity on the Securitization Facility as of June 29, 2025.

Additionally, the SPE owned accounts receivable and contract assets of $25.2 million and $104.3 million, respectively, as of June 29, 2025 and $45.2 million and $78.3 million, respectively, as of December 29, 2024 which were not sold to PNC. These balances are primarily included in accounts receivable, net and contract assets (and the accompanying related party captions) in the Company’s condensed consolidated balance sheet, with certain non-current balances being included in other assets.

During the fiscal three and six months ended June 29, 2025, the Company incurred $1.7 million and $3.5 million, respectively, in yield fees on the Securitization Facility, which were recorded in interest expense, net on the Company’s condensed consolidated statement of operations.

7.Goodwill
Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Gas(1)	Union Electric (2)	Non-Union Electric	Total
Balances as of December 29, 2024	$58,160	$86,321	$56,499	$167,322	$368,302
Effect of exchange rate changes	-	4,720	-	-	4,720
Balances as of June 29, 2025	$58,160	$91,041	$56,499	$167,322	$373,022
(1)Net of accumulated impairment of $10.8 million as of June 29, 2025 and December 29, 2024.
(2)Net of accumulated impairment of $391.1 million as of June 29, 2025 and December 29, 2024.

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 29, 2025	December 29, 2024
Accrued compensation	$66,754	$77,259
Other accrued expenses	54,124	53,205
Accrued insurance	28,930	27,957
Book overdrafts	12,755	15,163
Accrued expenses and other current liabilities	$162,563	$173,584

9.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	June 29, 2025		December 29, 2024
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$172,230	$172,582	$113,533	$113,455
Term loans under loan facility	706,375	707,717	706,375	709,059
Total loan facility	878,605	880,299	819,908	822,514
Equipment loans:
2.30%, due May 2025	—	—	2,057	2,038
1.75%, due March 2027	3,923	3,824	5,023	4,800
1.75%, due March 2027	9,156	8,923	11,721	11,200
2.96%, due March 2027	9,173	9,024	11,708	11,323
3.27%, due March 2027	10,831	10,690	13,813	13,415
3.40%, due March 2027	5,798	5,726	7,317	7,111
3.51%, due March 2027	11,105	10,980	14,155	13,773
Total long-term debt	$928,591	$929,466	$885,702	$886,174
Current portion of long-term debt	(28,101)		(30,018)
Unamortized discount and debt issuance costs	(9,860)		(11,821)
Long-term debt, net of current portion	$890,630		$843,863
(1)Fair values as of June 29, 2025 and December 29, 2024 were determined using the Company’s credit rating.

On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility, which in addition to funding the acquisition of Riggs Distler & Company, Inc. ("Riggs Distler"), refinanced the Company’s previous $590 million loan facility. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of June 29, 2025 totaled $2.0 billion. The credit agreement also contains a restriction on dividend payments with an available amount generally defined as 50% of the Company’s consolidated net income since the beginning of the fourth fiscal quarter of 2020 adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable. As of June 29, 2025, the applicable margins for the term loan facility were 1.50% for base rate loans and 2.50% for SOFR loans. The weighted average interest rate on the term loan facility was 6.94% and 7.19% as of June 29, 2025 and December 29, 2024, respectively. As of June 29, 2025, the term loan facility had a maturity date of August 27, 2028, and the revolving credit facility had a maturity date of August 27, 2026.

On May 13, 2024, the Company also amended its revolving credit facility to transition from Canadian Dollar Offered Rate benchmarks to Canadian Overnight Repo Rate Average (“CORRA”) benchmarks for Canadian dollar borrowing under its revolving credit facility. As of June 29, 2025, the applicable margin for the revolving credit facility ranged from 1.00% to 2.50% for SOFR and CORRA loans and from 0.00% to 1.50% for base rate loans, depending on the

Company’s net leverage ratio. The weighted average interest rate on the revolving credit facility was 5.79% and 5.94% as of June 29, 2025 and December 29, 2024, respectively.

On March 22, 2024, the Company amended the financial covenants of the revolving credit facility. Pursuant to the terms as of June 29, 2025, the Company was required to maintain a leverage ratio of 4.00 to 1.00, and an interest coverage ratio of greater than a minimum of 2.50 to 1.00. As of June 29, 2025, the Company was in compliance with all of the financial covenants under the revolving credit facility. The Company is required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio.

As of June 29, 2025 and December 29, 2024, the Company had borrowings outstanding of $0.9 billion and $0.8 billion, respectively, under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $171.4 million, net of outstanding letters of credit, of unused capacity on the revolving line of credit as of June 29, 2025. The Company had $68.6 million and $64.6 million of unused letters of credit available as of June 29, 2025 and December 29, 2024, respectively. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of June 29, 2025 and December 29, 2024, there was $2.1 million and $3.0 million, respectively, in debt issuance costs recorded in other assets on the condensed consolidated balance sheets.

As of June 29, 2025, the Company had $34.7 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan are amortized over the term of the related debt, which approximates the effective interest method. As of June 29, 2025 and December 29, 2024, debt issuance costs of $9.9 million and $11.8 million, respectively, were recorded as a reduction to long-term debt on the condensed consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs were $1.3 million each during the fiscal three month periods ended June 29, 2025 and June 30, 2024. During the fiscal six month periods ended June 29, 2025 and June 30, 2024 amortization of debt issuance costs was $2.5 million and $2.6 million, respectively.

The Company currently has six equipment term loans with initial amounts totaling approximately $150 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

The fair value of the Company’s debt as of both June 29, 2025 and December 29, 2024 was $0.9 billion. The carrying value of the Company’s revolving credit facility approximates fair value given interest rates on the revolving credit facility approximate market rates, and typically draws on the revolving credit facility are paid back in a short period of time. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

On July 9, 2025, the Company entered into the sixth amendment to its amended and restated credit agreement. See "Note 16 — Subsequent Events" for additional information.

10.Leases
The Company has operating and finance leases for corporate and field offices, equipment yards, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 14 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment or property will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of June 29, 2025, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Three Months Ended		Fiscal Six Months Ended
Lease cost	Classification	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$6,575	$6,618	$13,002	$13,249
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	1,490	2,172	3,397	4,284
Interest on lease liabilities	Interest expense, net	246	340	512	705
Total finance lease cost		1,736	2,512	3,909	4,989
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	27,052	25,030	49,061	46,290
Total lease cost		$35,363	$34,160	$65,972	$64,528
(1)Depreciation is included within cost of revenue in the accompanying condensed consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Six Months Ended
	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,881	$13,098
Operating cash flows from finance leases	512	705
Financing cash flows from finance leases	5,188	5,771
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,914	$6,321
Finance leases	—	124
Supplemental information related to leases was as follows:

	June 29, 2025	December 29, 2024
Weighted average remaining lease term (in years):
Operating leases	6.39	6.72
Finance leases	2.69	2.99

Weighted average discount rate:
Operating leases	5.28%	5.05%
Finance leases	4.41%	4.27%

The following is a schedule of maturities of lease liabilities as of June 29, 2025 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
Remainder of 2025	$13,030	$4,702
2026	24,154	7,547
2027	22,339	5,717
2028	18,881	1,779
2029	15,634	519
Thereafter	39,270	228
Total lease payments	133,308	20,492
Less: Amount of lease payments representing interest	(20,087)	(1,304)
Total	$113,221	$19,188
Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.

11.Income Taxes
The Company’s quarterly provision for income taxes was prepared using the effective annual tax rate adjusted to remove discrete items, as those items will impact the quarter in which those items were reflected. The Company’s effective tax rate for the fiscal three month periods ended June 29, 2025 and June 30, 2024 was 43.4% and (4.2)%, respectively, and for the fiscal six months ended June 29, 2025 and June 30, 2024 was 41.4% and 61.1%, respectively. Effective tax rates for all periods were impacted by the disproportionate amount of non-deductible expenses in relation to loss before income taxes. Additionally, differences in income (loss) before income taxes by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

The Company historically was included on the U.S. federal and certain state income tax returns of Southwest Gas Holdings and calculated income tax amounts using the separate return method as if the Company was a separate taxpayer to allow users to understand the financial position of the Company as a standalone taxable entity. This resulted in the Company recording net deferred tax assets primarily related to net operating losses and interest limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended, which differed from tax attributes actually generated and used by Southwest Gas Holdings as the consolidated and ultimate taxable entity.

As discussed in “Note 1 — Description of Business,” on May 22, 2025, Southwest Gas Holdings’ ownership in the Company decreased below 80%, and accordingly the Company will no longer be included in Southwest Gas Holdings’ U.S. federal and certain state income tax returns. As a result, certain deferred tax assets previously recorded under the separate return method were removed from the condensed consolidated balance sheet through an adjustment to additional paid in capital. Separately, in accordance with the Company’s Tax Assets Agreement with Southwest Gas Holdings (as defined and discussed in “Note 13 — Related Parties”), the Company was allocated $30.2 million in deferred tax assets (primarily net operating losses) as part of tax deconsolidation, which is treated as a capital contribution from Southwest Gas Holdings and recorded within additional paid in capital. The Company’s allocation of deferred tax assets from Southwest Gas Holdings is based on estimates of amounts to be included in Southwest Gas Holdings’ tax returns for 2024 and 2025, and accordingly the allocation may change in future periods until the tax returns are ultimately filed.

Based on Southwest Gas Holdings’ current ownership, the Company remains eligible for consolidation on the tax returns of Southwest Gas Holdings in certain U.S. states. At the time Southwest Gas Holdings ceases to own at least 50% of the Company's outstanding common stock, the Company will cease to be consolidated with Southwest Gas Holdings for tax purposes entirely.

As discussed in more detail in “Note 13 — Related Parties,” the Company is also a party to a tax matters agreement with Southwest Gas Holdings that outlines the method by which the Company calculates its income tax liability and the manner in which it either reimburses Southwest Gas Holdings for taxes owed or is reimbursed for credits and net operating losses used for periods in which the Company is consolidated in Southwest Gas Holdings’ tax returns.

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

As of June 29, 2025 and December 29, 2024, the total amount of unrecognized tax benefits relating to uncertain tax positions was $0.5 million.

As of June 29, 2025, with certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal year 2019.

12.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow disclosures and non-cash investing activity, excluding lease activity (which is disclosed in “Note 10 — Leases”) (in thousands):

	Fiscal Six Months Ended
	June 29, 2025	June 30, 2024
Supplemental disclosure of cash flow information:
Interest paid	$32,563	$43,385
Income taxes paid, net of refunds	2,856	8,238
Non-cash investing activities:
Accrued capital expenditures	$10,707	$4,388
Proceeds from sale of property and equipment in accounts receivable	2	317

Unpaid offering costs incurred as part of the Centuri IPO were $2.4 million as of June 30, 2024, with $2.1 million of these costs owed as reimbursement to Southwest Gas Holdings for third-party costs incurred by Southwest Gas Holdings as part of the Centuri IPO. There were no such unpaid offering costs as of June 29, 2025.

13.Related Parties
The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. The following table represents the Company’s revenue in dollars and as a percentage of total revenue as well as gross profit in dollars and as a percentage of total gross profit relating to contracts with Southwest Gas Corporation (in thousands):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	June 29, 2025		June 30, 2024		June 29, 2025		June 30, 2024
Revenue	$26,100	4%	$28,681	4%	$47,209	4%	$51,959	4%
Gross Profit	$2,888	4%	$2,865	5%	$3,621	4%	$4,252	6%

As of June 29, 2025 and December 29, 2024, approximately $5.9 million (2%) and $9.6 million (3%), respectively, of the Company’s accounts receivable, and $3.9 million and $2.6 million, respectively, of contract assets, were related to contracts with Southwest Gas Corporation. Southwest Gas Corporation receivables sold through the Securitization Facility were $4.9 million as of June 29, 2025, and no Southwest Gas Corporation receivables were sold as of December 29, 2024. Refer to “Note 6 — Accounts Receivable Securitization Facility” for additional details about the Securitization Facility. There were no significant related party contract liabilities as of June 29, 2025 or December 29, 2024 with Southwest Gas Corporation.

Additionally, certain costs incurred by Southwest Gas Holdings have been allocated to Centuri, which are settled in cash during the normal course of operations. The Company recorded de minimis allocated costs for the fiscal three and six months ended June 29, 2025, and $0.1 million and $0.5 million for the fiscal three and six months ended June 30, 2024, respectively. These costs are recorded within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

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
•Tax Matters Agreement: Sets forth responsibilities and obligations with respect to all tax matters, including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to Holdings’ business and taxes arising, under certain circumstances, in connection with the Separation and a distribution to Southwest Gas Holdings stockholders that is currently intended to be tax-free to Southwest Gas Holdings and its stockholders, if effected), tax attributes, tax contests and tax returns (including Centuri’s inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with Southwest Gas Holdings for applicable tax periods following the Separation, and Centuri’s continuing joint and several liability with Southwest Gas Holdings for such tax returns). As of June 29, 2025, Southwest Gas Holdings owed the Company $1.0 million and as of December 29, 2024, $0.6 million was due to Southwest Gas Holdings related to income taxes.
•Registration Rights Agreement: Grants to Southwest Gas Holdings certain registration rights with respect to the shares of Centuri common stock owned by Southwest Gas Holdings following the Centuri IPO.

On February 24, 2025, the Company entered into an Unutilized Tax Assets Settlement Agreement (the “Tax Assets Agreement”) with Southwest Gas Holdings. The Tax Assets Agreement addresses the Company’s arrangements with Southwest Gas Holdings with respect to certain unutilized tax assets (the “Tax Assets”) that the Company has retained following deconsolidation from Southwest Gas Holdings for purposes of U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, the balance of the Tax Assets at tax deconsolidation, subject to true-up, and including the impact of any payments or deemed payments made by Southwest Gas Holdings in respect of the Tax Assets are treated as deemed capital contributions and recorded within additional paid in capital, which results in an increase in Southwest Gas Holdings’ basis in its ownership of the Company’s common stock. The deemed capital contributions do not require any cash payment from the Company and have no impact on the Company’s liquidity or financial condition. As discussed in “Note 11 — Income Taxes,” deconsolidation for federal income tax purposes occurred in May 2025. Deconsolidation for state law purposes occurs at various points depending on the relevant tax law of each state. At the time Southwest Gas Holdings ceases to own at least 50% of the Company's outstanding common stock, the Company will cease to be consolidated with Southwest Gas Holdings for tax purposes entirely.
In November 2021, certain members of Riggs Distler management acquired a 1.42% interest in the parent company of Riggs Distler, Drum Parent LLC (“Drum”). A portion of the redeemable noncontrolling interest acquired was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%. The promissory notes were payable by the noncontrolling interest holders upon certain triggering events, including, but not limited to, termination of employment or the redemption of any interest under the agreement. Subsequent to certain redemption transactions in fiscal year 2024, the remaining noncontrolling interest in Drum outstanding as of June 29, 2025, was 0.80%.

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

Concentration of Credit Risk

The Company provides full-service utility infrastructure services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than or equal to 10% of the Company’s consolidated balances. No customers accounted for more than 10% of revenue during the fiscal three or six months ended June 29, 2025 or June 30, 2024. As of June 29, 2025 and December 29, 2024, one Non-Union Electric segment customer had a combined accounts receivable and contract asset balance above 10% of the consolidated accounts receivable and contract assets balance, which was $78.1 million and $52.5 million, respectively, or approximately 14% and 10%, respectively, of the consolidated balance of these accounts.

The Company primarily uses two financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of June 29, 2025. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of June 29, 2025, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of June 29, 2025, the estimated total amount of outstanding performance and payment bonds was approximately $652.0 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $123.1 million as of June 29, 2025.

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

Stock compensation expense totaled approximately $2.2 million and $0.1 million for the three month periods ended June 29, 2025 and June 30, 2024, respectively, and totaled approximately $3.8 million and ($0.5) million for the six month periods ended June 29, 2025 and June 30, 2024, respectively.

The table below summarizes activity related to the Company’s stock-based compensation plans during the first two fiscal quarters of 2025. This table excludes shares of Southwest Gas Holdings stock that were granted to certain employees of the Company prior to the Centuri IPO. The fair value of these outstanding Southwest Gas Holdings shares was not material as of June 29, 2025 or December 29, 2024.

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value (Per Unit)	Shares	Weighted Average Grant Date Fair Value (Per Unit)
As of December 29, 2024	342,679	$20.40	—	N/A
Granted	693,230	$17.89	117,621	$17.71
Vested	(131,633)	$25.17	—	N/A
Forfeited	(37,283)	$16.73	(1,965)	$16.48
As of June 29, 2025	866,993	$17.83	115,656	$17.73

As of June 29, 2025, total unearned compensation related to Centuri stock RSUs and PSUs was approximately $12.8 million and $1.8 million, respectively, and these amounts are expected to be recognized over a weighted average period of approximately 2.1 years and 2.7 years, respectively.

16.Subsequent Events
As disclosed in the Company’s Form 8-K filed on July 14, 2025, on July 9, 2025, the Company entered into the sixth amendment to its amended and restated credit agreement (as amended, the "Credit Agreement").

The Credit Agreement was amended to, among other things, (a) join Centuri Holdings as a borrower; (b) update the change in control provision to permit Southwest Gas Holdings to dispose of its ownership in the Company’s common stock below 51% without triggering an event of default under the Credit Agreement; (c) refinance and replace in full the existing term loan facility with an $800 million term loan facility with a maturity date of July 9, 2032, $93.6 million of which is comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans; (d) increase the maximum principal amount of the senior secured revolving credit facility from $400 million to $450 million; (e) extend the maturity date of the senior secured revolving credit facility from August 27, 2026 to July 9, 2030; (f) make certain adjustments to pricing, including decreasing the interest rate margin applicable to term loans by 0.25% to 2.25% for SOFR Loans (as defined in the Credit Agreement) and 1.25% for Base Rate Loans (as defined in the Credit Agreement); and (g) modify certain covenants.

Pursuant to the amendment, the Company is required to maintain a leverage ratio, on a rolling twelve-month basis, of 4.50 to 1.00 for any future quarter ending prior to September 30, 2026, and 4.00 to 1.00 for any quarter ending on or after September 30, 2026. Under the amended terms of the Credit Agreement, the Company is also required to maintain, on a rolling four-quarter basis, an interest coverage ratio of greater than a minimum of 2.50 to 1.00.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”) that includes tax reform provisions. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

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

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and quarters throughout relate to fiscal months and quarters rather than calendar months and quarters. The first fiscal six months of 2025 and 2024 ended on June 29, 2025 and June 30, 2024, respectively, and each period had 26 weeks. The second fiscal quarters of 2025 and 2024 each had 13 weeks.

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

On May 22, 2025, Southwest Gas Holdings completed a public offering (the “May Offering”) of 10,350,000 shares of its holdings of our common stock. On the same day, Southwest Gas Holdings sold 2,857,142 shares of its holdings of our common stock in a concurrent private placement to Icahn Partners and Icahn Partners Master Fund LP , investment entities associated with Carl C. Icahn (“Icahn Partners”). As of the closing of the May Offering and the concurrent private placement, Southwest Gas Holdings owned 58,458,450 shares of our common stock, or approximately 66% of our total outstanding common stock. We did not receive any of the proceeds from the May Offering or concurrent private placement.

On June 18, 2025, Southwest Gas Holdings completed another public offering (the “June Offering”) of 11,212,500 shares of its holdings of our common stock, which resulted in Southwest Gas Holdings owning 47,245,950 shares of our common stock, or approximately 53% of our total outstanding common stock. Concurrently with the June Offering, Southwest Gas Holdings also entered into an agreement to sell 1,060,240 shares of its holdings of our common stock in a private placement to Icahn Partners, which closed on July 8, 2025, decreasing Southwest Gas Holdings’ ownership to 46,185,710 shares of our common stock, or approximately 52% of our total outstanding common stock. We did not receive any of the proceeds from the June Offering or concurrent private placement.

As Southwest Gas Holdings now owns less than 80% of our outstanding common stock, we are no longer eligible for inclusion in their U.S. federal and certain state income tax returns. As a result, certain deferred tax assets previously recorded under the separate return method were removed from our condensed consolidated balance sheet through an adjustment to additional paid in capital. Separately, in accordance with the Company’s Tax Assets Agreement with Southwest Gas Holdings (as defined and discussed in “Note 13 — Related Parties” to the condensed consolidated financial statements), we were allocated $30.2 million in estimated deferred tax assets (primarily net operating losses) as part of tax deconsolidation, which is treated as a capital contribution from Southwest Gas Holdings in additional paid in capital. Our allocation of deferred tax assets from Southwest Gas Holdings is based on estimates of amounts to be included in Southwest Gas Holdings’ tax returns for 2024 and 2025, and accordingly the allocation may change in future periods until the tax returns are ultimately filed.

Based on Southwest Gas Holdings’ current ownership, we remain eligible for consolidation on the tax returns of Southwest Gas Holdings in certain U.S. states. At the time Southwest Gas Holdings ceases to own at least 50% of our outstanding common stock, we will cease to be consolidated with Southwest Gas Holdings for tax purposes entirely.

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

Inflation

Under the terms of a majority of our MSAs, materials used in our utility infrastructure service activities are specified, purchased and supplied by customers. However, our operations are affected by increases in prices, whether caused by inflation, tariffs, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials not purchased by customers through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Our actual costs at times can exceed the contractual caps, and therefore negatively impact our operations. Additionally, rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations. Overall, our results for the second quarter of 2025 were not significantly impacted by increases in prices, including due to recently implemented tariffs. We are currently monitoring the impacts of tariffs on the price and availability of our equipment as well as any potential impacts to project scheduling, but we do not currently expect a material effect on our results of operations.

Backlog

Backlog as of June 29, 2025 was approximately $5.3 billion, with approximately 92% of backlog related to MSAs. Backlog represents contracted revenue on existing bid agreements as well as estimates of revenue to be realized over the contractual life of existing long-term MSAs. The contractual life of an MSA is defined as the stated length of the contract including any renewal options stated in the contract that we believe our customers are reasonably certain to execute.
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

Results of Operations

Our results of operations, on a consolidated basis and by segment, for the fiscal three and six month periods ended June 29, 2025 and June 30, 2024 are set forth and compared below.

Fiscal three months ended June 29, 2025 compared to the fiscal three months ended June 30, 2024

The following table summarizes our consolidated results of operations for the fiscal three months ended June 29, 2025, and June 30, 2024, including as a percentage of revenue, as well as the dollar and percentage change period-over-period.

	Fiscal Three Months Ended				Change
(dollars in thousands)	June 29, 2025		June 30, 2024		$	%
Revenue, net	$724,052	100.0%	$672,075	100.0%	$51,977	7.7%
Cost of revenue (including depreciation)	656,251	90.6%	611,571	91.0%	44,680	7.3%
Gross profit	67,801	9.4%	60,504	9.0%	7,297	12.1%
Selling, general and administrative expenses	28,959	4.1%	20,698	3.1%	8,261	39.9%
Amortization of intangible assets	6,683	0.9%	6,661	1.0%	22	0.3%
Operating income	32,159	4.4%	33,145	4.9%	(986)	(3.0%)
Interest expense, net	18,247	2.5%	22,629	3.4%	(4,382)	(19.4%)
Other income, net	(353)	(0.1%)	(707)	(0.2%)	354	(50.1%)
Income before income taxes	14,265	2.0%	11,223	1.7%	3,042	27.1%
Income tax expense (benefit)	6,186	0.9%	(474)	—%	6,660	NM
Net income	8,079	1.1%	11,697	1.7%	(3,618)	(30.9%)
Net income attributable to noncontrolling interests	26	—%	10	—%	16	160.0%
Net income attributable to common stock	$8,053	1.1%	$11,687	1.7%	$(3,634)	(31.1%)
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

	Fiscal Three Months Ended				Change
(dollars in thousands)	June 29, 2025		June 30, 2024		$	%
Revenue:
U.S. Gas	$336,834	46.5%	$340,686	50.7%	$(3,852)	(1.1%)
Canadian Gas	55,111	7.6%	46,666	7.0%	8,445	18.1%
Union Electric	182,239	25.2%	164,211	24.4%	18,028	11.0%
Non-Union Electric	149,868	20.7%	120,512	17.9%	29,356	24.4%
Consolidated revenue	$724,052	100.0%	$672,075	100.0%	$51,977	7.7%
Gross profit:
U.S. Gas	$26,424	7.8%	$25,156	7.4%	$1,268	5.0%
Canadian Gas	9,485	17.2%	7,032	15.1%	2,453	34.9%
Union Electric	15,355	8.4%	12,079	7.4%	3,276	27.1%
Non-Union Electric	16,537	11.0%	16,237	13.5%	300	1.8%
Consolidated gross profit	$67,801	9.4%	$60,504	9.0%	$7,297	12.1%

•Revenue from our U.S. Gas segment totaled $336.8 million, reflecting a decrease of $3.9 million, or 1.1%, compared to the prior year period. This decrease was due to reduced bid revenue associated with timing of projects as certain bid projects were completed prior to the current year quarter and new projects in the current year quarter were in the early stages of ramping up. This decrease in bid revenue was partially offset by higher MSA volumes in the current period. As a percentage of revenue, gross profit increased to 7.8% in the current period from 7.4% in the same period from the prior year. Revenue from Southwest Gas Corporation totaled $26.1 million for the current period compared to $28.7 million in the prior year period.

•Revenue from our Canadian Gas segment totaled $55.1 million, reflecting an increase of $8.4 million, or 18.1%, compared to the prior year period, resulting from higher MSA volumes. As a percentage of revenue, gross profit increased to 17.2% in the current period as compared to 15.1% in the same period from the prior year. This increase was primarily attributable to improvements on bid margins, as the prior year period was negatively impacted by performance issues on certain bid projects which did not recur in the current year period.

•Revenue from our Union Electric segment totaled $182.2 million, reflecting an increase of $18.0 million, or 11.0%, compared to the prior year period. This increase was driven by new bid project wins, which was partially offset by a planned decline in offshore wind revenue of $12.8 million due to timing of projects. Emergency restoration services revenue for the Union Electric segment was $3.5 million for the current period compared to $6.1 million for the prior year period. As a percentage of revenue, gross profit increased to 8.4% in the current period as compared to 7.4% in the prior year period due to improved profitability on certain MSA contracts.

•Revenue from our Non-Union Electric segment totaled $149.9 million, reflecting an increase of $29.4 million, or 24.4%, compared to the prior year period. This increase was primarily due to an increase in volumes on existing MSAs and partially offset by a decrease in emergency restoration services revenue ($13.5 million in the current year period compared to $30.2 million in the prior year period). As a percentage of revenue, gross profit decreased to 11.0% in the current period compared to 13.5% in the prior year period. Profitability was negatively affected due to a decrease in emergency restoration services.
Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $8.3 million, or 39.9%, in the current period compared to the same period in the prior year. The current period included $2.9 million in separation-related costs and other non-recurring professional fees, with no such costs in the prior year period. Incentive compensation also contributed to the increase as general and administrative stock compensation was $1.8 million higher compared to the prior year period due to the timing of new grants, and the prior year period included reversals of portions of incentive compensation due to the timing of terminations. The Company also incurred incremental costs to operate as a standalone public company in the current period.
Interest Expense, Net

The decrease of $4.4 million in interest expense, net in the current period compared to the prior year period was due to a reduction in average debt balance and a reduction in interest rates on outstanding variable-rate borrowings.

Income Tax

The Company’s effective tax rate for the fiscal three months ended June 29, 2025 and June 30, 2024 was 43.4% and (4.2)%, respectively. The tax rates for both periods were impacted by the disproportionate amount of non-deductible expenses in relation to income before income taxes. Additionally, differences in pre-tax income/loss by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

Consolidated Results

Fiscal six months ended June 29, 2025 compared to the fiscal six months ended June 30, 2024

The following table summarizes our consolidated results of operations for the fiscal six month periods ended June 29, 2025, and June 30, 2024, including as a percentage of revenue, as well as the dollar and percentage change between fiscal years.

	Fiscal Six Months Ended				Change
(dollars in thousands)	June 29, 2025		June 30, 2024		$	%
Revenue, net	$1,274,133	100.0%	$1,200,098	100.0%	$74,035	6.2%
Cost of revenue (including depreciation)	1,186,004	93.1%	1,126,315	93.9%	59,689	5.3%
Gross profit	88,129	6.9%	73,783	6.1%	14,346	19.4%
Selling, general and administrative expenses	55,334	4.4%	49,248	4.1%	6,086	12.4%
Amortization of intangible assets	13,349	1.0%	13,329	1.1%	20	0.2%
Operating income	19,446	1.5%	11,206	0.9%	8,240	73.5%
Interest expense, net	36,109	2.8%	46,728	3.9%	(10,619)	(22.7%)
Other expense (income), net	127	0.0%	(739)	(0.1%)	866	(117.2%)
Loss before income taxes	(16,790)	(1.3%)	(34,783)	(2.9%)	17,993	(51.7%)
Income tax benefit	(6,945)	(0.5%)	(21,247)	(1.8%)	14,302	(67.3%)
Net loss	(9,845)	(0.8%)	(13,536)	(1.1%)	3,691	(27.3%)
Net income (loss) attributable to noncontrolling interests	39	—%	(165)	—%	204	(123.6%)
Net loss attributable to common stock	$(9,884)	(0.8%)	$(13,371)	(1.1%)	$3,487	(26.1%)

Revenue and Gross Profit

The following table summarizes our revenue, gross profit and gross margin for the periods indicated by segment as well as the dollar and percentage change from the prior year period. The discussion that follows highlights key revenue and gross margin changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue and gross margin.

	Fiscal Six Months Ended				Change
(dollars in thousands)	June 29, 2025		June 30, 2024		$	%
Revenue:
U.S. Gas	$534,528	42.0%	$567,264	47.3%	$(32,736)	(5.8%)
Canadian Gas	94,895	7.4%	87,645	7.3%	7,250	8.3%
Union Electric	357,707	28.1%	328,062	27.3%	29,645	9.0%
Non-Union Electric	287,003	22.5%	217,127	18.1%	69,876	32.2%
Consolidated revenue	$1,274,133	100.0%	$1,200,098	100.0%	$74,035	6.2%
Gross profit:
U.S. Gas	$11,568	2.2%	$21,180	3.7%	$(9,612)	(45.4%)
Canadian Gas	16,564	17.5%	10,118	11.5%	6,446	63.7%
Union Electric	27,168	7.6%	23,448	7.1%	3,720	15.9%
Non-Union Electric	32,829	11.4%	19,037	8.8%	13,792	72.4%
Consolidated gross profit	$88,129	6.9%	$73,783	6.1%	$14,346	19.4%

•Revenue from our U.S. Gas segment totaled $534.5 million in the fiscal six months ended June 29, 2025, reflecting a decrease of $32.7 million, or 5.8%, compared to the prior year period. This decrease was primarily driven by lower net MSA volumes in the first fiscal quarter of 2025 caused in large part by adverse winter weather conditions and certain customer budgetary constraints, as well as reduced bid revenue associated with timing of projects as certain bid projects were completed prior to the second fiscal quarter of 2025 and new projects in the second fiscal quarter of 2025 were in the early stages of ramping up. These decreases were partially offset by higher MSA volumes in the second fiscal quarter of 2025. As a percentage of revenue, gross profit decreased to 2.2% in the fiscal six months ended June 29, 2025 from 3.7% in the prior year period, primarily driven by inefficiencies due to weather-related work stoppages and delays in the first fiscal quarter of 2025. Revenue from Southwest Gas Corporation totaled $47.2 million during the fiscal six months ended June 29, 2025 compared to $52.0 million in the prior year period.

•Revenue from our Canadian Gas segment totaled $94.9 million in the fiscal six months ended June 29, 2025, reflecting an increase of $7.3 million, or 8.3%, compared to the prior year period. This increase was primarily due to an increase in net volumes under existing MSAs. As a percentage of revenue, gross profit increased to 17.5% in the fiscal six months ended June 29, 2025 as compared to 11.5% in the prior year period. This increase was primarily attributable to improvements on bid margins, as the prior year period was negatively impacted by performance issues on certain bid projects which did not recur in the current year period.

•Revenue from our Union Electric segment totaled $357.7 million in the fiscal six months ended June 29, 2025, reflecting an increase of $29.6 million, or 9.0%, compared to the prior year period. This increase was driven by new bid project wins, partially offset by a planned decline in offshore wind revenue of $35.1 million due to timing of projects. Emergency restoration services revenue for the Union Electric segment was $5.1 million for the fiscal six months ended June 29, 2025 compared to $13.6 million for the prior year period. As a percentage of revenue, gross profit increased to 7.6% in the fiscal six months ended June 29, 2025 as compared to 7.1% in the prior year period due to improved profitability on certain MSA contracts.

•Revenue from our Non-Union Electric segment totaled $287.0 million in the fiscal six months ended June 29, 2025, reflecting an increase of $69.9 million, or 32.2%, compared to the prior year period. This increase was primarily driven by an increase in volumes under existing MSAs partially offset by a decline in emergency restoration services revenue of $1.9 million (which was $30.1 million in the fiscal six months ended June 29, 2025 compared to $32.0 million in the prior year period). As a percentage of revenue, gross profit increased to 11.4% in the fiscal six months ended June 29, 2025, compared to 8.8% in the prior year period. Profitability benefited from improved productivity under MSA contracts.

Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $6.1 million, or 12.4% in the current period. The current year period included $4.6 million in separation-related costs and other non-recurring professional fees compared to $2.0 million in similar non-recurring costs in the prior year period. Additionally, stock-based compensation and other incentive compensation increased, partially offset by $5.4 million in severance paid in 2024 that was recorded within selling, general and administrative costs in the prior year period. The Company also incurred incremental costs to operate as a standalone public company in the current year period.

Interest Expense, Net

Interest expense, net decreased by $10.6 million during the current period compared to the prior year period due to a reduction in average debt balance and a decrease in interest rates on outstanding variable-rate borrowings.

Income Tax

Our effective tax rate for the fiscal six month periods ended June 29, 2025 and June 30, 2024 was 41.4% and 61.1%, respectively. The effective tax rate for both periods was impacted by the disproportionate amount of non-deductible expenses in relation to income (loss) before income taxes. Additionally, differences in income (loss) before income taxes by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

Non-GAAP Financial Measures

We prepare and present our financial statements in accordance with GAAP. However, management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income, all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating results in a way that is consistent with how management evaluates such matters.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) non-cash stock-based compensation, (ii) separation-related costs, (iii) strategic review costs, (iv) severance costs, and (v) other professional fees. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue. Management believes that EBITDA helps investors gain an understanding of the factors affecting our ongoing cash earnings from which capital investments are made and debt is serviced, and that Adjusted EBITDA provides additional insight by removing certain expenses that are non-recurring and/or non-operational in nature. Management believes that Adjusted EBITDA Margin is useful for the same reason as Adjusted EBITDA, and also provides an additional understanding of how Adjusted EBITDA is impacted by factors other than changes in revenue. Because these non-GAAP metrics, as defined, exclude some, but not all, items that affect comparable GAAP financial measures, these non-GAAP metrics may not be comparable to similarly titled measures of other companies.

Adjusted Net Income is defined as net income (loss) adjusted for (i) separation-related costs, (ii) strategic review costs, (iii) severance costs, (iv) amortization of intangible assets, (v) other professional fees, (vi) non-cash stock-based compensation, and (vii) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods. Management believes that Adjusted Net Income helps investors understand the profitability of our business when excluding certain expenses that are non-recurring and/or non-operational in nature.

Using EBITDA as a performance measure has material limitations as compared to net income (loss), or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenue, depreciation and amortization are necessary elements of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net income (loss). When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income (loss) in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the Company on a full-cost, after-tax basis.

As to certain of the items related to these non-GAAP metrics: (i) non-cash stock-based compensation varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) separation-related costs represent expenses incurred post-Centuri IPO in connection with the separation and stand up of Centuri as its own public company, including costs incurred in association with Southwest Gas Holdings’ sale of its holdings of our common stock and costs incurred in connection with the establishment of Centuri’s Unutilized Tax Assets Agreement with Southwest Gas Holdings and under other separation-related agreements, which are not reflective of our ongoing operations and will not recur following the full separation from Southwest Gas Holdings; (iii) strategic review costs represent expenses incurred during the Centuri IPO and related costs incurred to establish Centuri as a public company leading up to the IPO; (iv) severance costs relate to non-recurring restructuring activities; and (v) other professional fees are non-recurring costs associated with certain one-time events. The most comparable GAAP financial measure and information reconciling the GAAP and non-GAAP financial measures are set forth below.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	$8,079	$11,697	$(9,845)	$(13,536)
Interest expense, net	18,247	22,629	36,109	46,728
Income tax expense (benefit)	6,186	(474)	(6,945)	(21,247)
Depreciation expense	27,539	27,724	55,096	55,375
Amortization of intangible assets	6,683	6,661	13,349	13,329
EBITDA	66,734	68,237	87,764	80,649
Non-cash stock-based compensation	2,163	80	3,750	(508)
Separation-related costs	1,564	—	3,175	—
Strategic review costs	—	(1,867)	—	2,010
Severance costs	—	2,186	—	6,657
Other professional fees	1,379	—	1,379	—
Adjusted EBITDA	$71,840	$68,636	$96,068	$88,808
Adjusted EBITDA Margin (% of revenue)	9.9%	10.2%	7.5%	7.4%

Adjusted Net Income:

The following table presents reconciliations of net income (loss) to Adjusted Net Income for the specified periods:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	$8,079	$11,697	$(9,845)	$(13,536)
Separation-related costs	1,564	—	3,175	—
Strategic review costs	—	(1,867)	—	2,010
Severance costs	—	2,186	—	6,657
Amortization of intangible assets	6,683	6,661	13,349	13,329
Other professional fees	1,379	—	1,379	—
Non-cash stock-based compensation	2,163	80	3,750	(508)
Income tax impact of adjustments(1)	(2,948)	(1,766)	(5,414)	(5,373)
Adjusted Net Income	$16,920	$16,991	$6,394	$2,579
(1)Calculated based on a blended statutory tax rate of 25%.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt. As of June 29, 2025 and December 29, 2024, cash and cash equivalents were $28.3 million and $49.0 million, respectively. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for the next 12 months and the foreseeable future.

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

Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Six Months Ended
(dollars in thousands)	June 29, 2025	June 30, 2024
Net cash used in operating activities	$(10,983)	$(83,003)
Net cash used in investing activities	(42,641)	(42,312)
Net cash provided by financing activities	32,687	123,066
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
Net cash used in operating activities for the fiscal six months ended June 29, 2025 was $11.0 million, compared to $83.0 million for the fiscal six months ended June 30, 2024, representing an increase in operating cash flows of $72.0 million. This increase was primarily driven by a $18.0 million lower loss before income taxes in the current period (the decrease in income tax benefit in the current year has not yet significantly impacted our cash balance) and more favorable changes in contract liabilities ($34.3 million favorable between periods), as in the fiscal six months ended June 30, 2024 we recognized revenue on several projects that had significant outstanding contract liability balances at the end of fiscal year 2023.

Investing Activities

Net cash used in investing activities was $42.6 million in the fiscal six months ended June 29, 2025 compared to $42.3 million for the fiscal six months ended June 30, 2024, an increase of $0.3 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal six months ended June 29, 2025 and June 30, 2024, we had capital expenditures of $45.2 million and $46.6 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $2.5 million and $4.3 million for the fiscal six month periods ended June 29, 2025 and June 30, 2024, respectively.

Financing Activities

Net cash provided by financing activities was $32.7 million for the fiscal six months ended June 29, 2025 compared to $123.1 million for the fiscal six months ended June 30, 2024. This decrease was due to the prior year period including proceeds from our initial public offering and concurrent private placement, partially offset by higher cash outflows in the prior year related to the redemption of redeemable noncontrolling interest in our subsidiaries and debt repayments.

Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. The revenue from our Canadian operations was approximately 7% of total revenue for both the fiscal six month periods ended June 29, 2025 and June 30, 2024. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

Credit and Securitization Facilities

Term Loan and Revolving Credit Facility

We have a senior secured revolving credit and term loan multi-currency facility. As of June 29, 2025, the line of credit portion comprised $400 million. Amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing as of August 27, 2021. This multi-currency facility allows us to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility totaled $2.0 billion as of both June 29, 2025 and December 29, 2024. During the fiscal six months ended June 29, 2025, the maximum amount outstanding on the combined facility was $878.6 million, at which point $706.4 million was outstanding on the term loan portion of the facility. As of June 29, 2025 and December 29, 2024, $172.2 million and $113.5 million, respectively, was outstanding on the revolving credit facility, in addition to $706.4 million that was outstanding on the term loan portion of the facility for both periods. Also, as of June 29, 2025 and December 29, 2024, there was approximately $171.4 million and $226.1 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $68.6 million and $64.6 million of unused letters of credit available as of June 29, 2025 and December 29, 2024, respectively.

On March 22, 2024, we amended the financial covenants of the revolving credit facility (the “2024 Credit Facility Amendment”) to increase the maximum net leverage ratio. The terms of the amended revolving credit facility require us to maintain a net leverage ratio of less than 4.00 to 1.00 and an interest coverage ratio of 2.50 to 1.00.

On July 9, 2025, we entered into the sixth amendment to our amended and restated credit agreement (as amended, the “Credit Agreement”). The Credit Agreement was amended to, among other things, (a) join Centuri Holdings as a borrower; (b) update the change in control provision to permit Southwest Gas Holdings to dispose of its ownership in our common stock below 51% without triggering an event of default under the Credit Agreement; (c) refinance and replace in full the existing term loan facility with an $800 million term loan facility with a maturity date of July 9, 2032, $93.6 million of which is comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans; (d) increase the maximum principal amount of the senior secured revolving credit facility from $400 million to $450 million; (e) extend the maturity date of the senior secured revolving credit facility from August 27, 2026 to July 9, 2030; (f) make certain adjustments to pricing, including decreasing the interest rate margin applicable to term loans by 0.25% to 2.25% for SOFR Loans (as defined in the Credit Agreement) and 1.25% for Base Rate Loans (as defined in the Credit Agreement); and (g) modify certain covenants.

Pursuant to the amendment, we are required to maintain a leverage ratio, on a rolling twelve-month basis, of 4.50 to 1.00 for any future quarter ending prior to September 30, 2026, and 4.00 to 1.00 for any quarter ending on or after September 30, 2026. Under the amended terms of the Credit Agreement, we are also required to maintain, on a rolling four-quarter basis, an interest coverage ratio of greater than a minimum of 2.50 to 1.00.

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
The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of June 29, 2025. We had no unused capacity on the Securitization Facility as of June 29, 2025.
Equipment Term Loans

We currently have six equipment term loans with initial amounts totaling approximately $150 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

Recently Issued Accounting Pronouncements

Refer to “Note 2 — Basis of Presentation and Recent Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions. A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2024 Annual Report. We are required to make estimates and judgments in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the fiscal six months ended June 29, 2025, there were no material changes in our critical accounting estimates or policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the fiscal six months ended June 29, 2025. Refer to “Quantitative and Qualitative Disclosures about Market Risk” within our 2024 Annual Report for information on financial market risk related to changes in interest rates and currency exchange rates. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2025 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal three months ended June 29, 2025, none of our directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-278834	4.1	April 19, 2024

3.2	Amended and Restated Bylaws of the Registrant	S-8	333-278834	4.2	April 19, 2024

10.1	Unutilized Tax Assets Settlement Agreement, dated as of February 24, 2025, by and among Southwest Gas Holdings, Inc, Centuri Holdings, Inc. and Centuri Group, Inc.	10-K	001-42022	10.17	February 26, 2025

10.2†	Form of Centuri Holdings, Inc. Long-Term Incentive Cash Award Agreement	10-K	001-42022	10.23	February 26, 2025

10.3*	Registration Rights Letter Agreement, dated as of May 19, 2025, among Centuri Holdings Inc., Icahn Partners LP and Icahn Partners Master Fund LP	8-K	001-42022	10.1	May 22, 2025

10.4*	Registration Rights Letter Agreement, dated as of June 13, 2025, by and among Centuri Holdings Inc., Icahn Partners LP and Icahn Partners Master Fund LP.	8-K	001-42022	10.1	June 18, 2025

10.5*	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of July 9, 2025, among Centuri Holdings, Inc., Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein.	8-K	001-42022	10.1	July 14, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

_________
†Indicates management contract or compensatory plan.
*Certain personal information and schedules in this exhibit has been omitted in accordance with Regulation S-K Item 601(a)(6) and Item 601(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURI HOLDINGS, INC.

Date: August 6, 2025	By:	/s/ Gregory A. Izenstark
Gregory A. Izenstark
Chief Financial Officer (Principal Financial Officer)