Form 10-Q
period 2025-09-28
Centuri Holdings, Inc.
filed 2025-11-05
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
As of November 3, 2025, the number of outstanding shares of Common Stock of the Registrant was 88,649,154.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation and the economy, generally. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast,” “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.

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
•Our belief that projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected; and
•Our belief that margins on a new MSA are expected to improve as crews reach full utilization..

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
•Weather, including the occurrence of major storms, and general economic conditions;
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
•Cybersecurity breaches;
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

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. Except to the extent required by applicable law, Centuri does not assume any obligation to update or revise the forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise. You are cautioned not to place undue reliance on these forward-looking statements.

Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the Investor Relations section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of, and is not incorporated to, this Quarterly Report on Form 10-Q.

Part I - Financial Information
Item 1. Financial Statements
Centuri Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share information)
(Unaudited)

	September 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,133	$49,019
Accounts receivable, net	272,257	271,793
Accounts receivable, related party - former parent, net	8,819	9,648
Contract assets	387,665	235,546
Contract assets, related party - former parent	2,378	2,623
Prepaid expenses and other current assets	53,244	32,755
Total current assets	740,496	601,384
Property and equipment, net	494,843	511,314
Intangible assets, net	321,492	340,901
Goodwill, net	371,203	368,302
Right-of-use assets under finance leases	26,054	33,790
Right-of-use assets under operating leases	106,520	104,139
Other assets	116,724	114,560
Total assets	$2,177,332	$2,074,390
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,304	$30,018
Current portion of finance lease liabilities	7,359	9,331
Current portion of operating lease liabilities	20,570	18,695
Accounts payable	146,620	125,726
Accrued expenses and other current liabilities	201,269	173,584
Contract liabilities	32,057	24,975
Total current liabilities	442,179	382,329
Long-term debt, net of current portion	797,621	730,330
Line of credit	95,777	113,533
Finance lease liabilities, net of current portion	9,551	15,009
Operating lease liabilities, net of current portion	92,539	91,739
Deferred income taxes	72,552	115,114
Other long-term liabilities	77,054	66,115
Total liabilities	1,587,273	1,514,169
Commitments and contingencies (Note 14)
Temporary equity:
Redeemable noncontrolling interests	4,891	4,669
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 88,649,154 and 88,517,521 shares issued and outstanding at September 28, 2025 and December 29, 2024, respectively.	886	885
Additional paid-in capital	752,413	718,598
Accumulated other comprehensive loss	(9,549)	(13,209)
Accumulated deficit	(158,582)	(150,722)
Total equity	585,168	555,552
Total liabilities, temporary equity and equity	$2,177,332	$2,074,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per-share information)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue	$825,228	$692,821	$2,052,152	$1,840,960
Revenue, related party - former parent	24,816	27,232	72,025	79,191
Total revenue, net	850,044	720,053	2,124,177	1,920,151
Cost of revenue (including depreciation)	748,926	620,751	1,891,342	1,699,359
Cost of revenue, related party - former parent (including depreciation)	23,158	23,509	66,746	71,216
Total cost of revenue	772,084	644,260	1,958,088	1,770,575
Gross profit	77,960	75,793	166,089	149,576
Selling, general and administrative expenses	34,960	27,213	90,294	76,461
Amortization of intangible assets	6,685	6,662	20,034	19,991
Operating income	36,315	41,918	55,761	53,124
Interest expense, net	26,205	23,925	62,314	70,653
Other expense (income), net	78	(160)	205	(899)
Income (loss) before income taxes	10,032	18,153	(6,758)	(16,630)
Income tax expense	7,918	21,770	973	523
Net income (loss)	2,114	(3,617)	(7,731)	(17,153)
Net income (loss) attributable to noncontrolling interests	15	35	54	(130)
Net income (loss) attributable to common stock	$2,099	$(3,652)	$(7,785)	$(17,023)

Earnings (loss) per share attributable to common stock:
Basic	$0.02	$(0.04)	$(0.09)	$(0.21)
Diluted	$0.02	$(0.04)	$(0.09)	$(0.21)
Shares used in computing earnings per share:
Weighted average basic shares outstanding	88,649	88,518	88,585	81,679
Weighted average diluted shares outstanding	88,989	88,518	88,585	81,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$2,114	$(3,617)	$(7,731)	$(17,153)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,571)	1,519	3,660	(2,062)
Other comprehensive (loss) income, net of tax	(2,571)	1,519	3,660	(2,062)
Comprehensive loss	(457)	(2,098)	(4,071)	(19,215)
Comprehensive income (loss) attributable to noncontrolling interests	15	35	54	(130)
Total comprehensive loss attributable to common stock	$(472)	$(2,133)	$(4,125)	$(19,085)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net loss	$(7,731)	$(17,153)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	82,901	81,921
Amortization of intangible assets	20,034	19,991
Amortization of debt issuance costs	3,120	4,052
Non-cash loss on debt extinguishment	2,651	1,726
Non-cash stock-based compensation expense	5,893	810
Gain on sale of equipment	(1,066)	(2,651)
Amortization of right-of-use assets	15,326	15,491
Deferred income taxes	(12,779)	(10,406)
Other non-cash items	—	836
Changes in assets and liabilities, net of non-cash transactions	(114,118)	2,615
Net cash (used in) provided by operating activities	(5,769)	97,232
Cash flows from investing activities:
Capital expenditures	(68,738)	(66,093)
Proceeds from sale of property and equipment	4,577	6,802
Net cash used in investing activities	(64,161)	(59,291)
Cash flows from financing activities:
Proceeds from initial public offering and private placement, net of offering costs paid	—	327,967
Proceeds from line of credit borrowings	142,008	280,408
Payment of line of credit borrowings	(162,309)	(239,704)
Proceeds from long-term debt borrowings, net	242,936	—
Principal payments on long-term debt	(174,085)	(285,807)
Principal payments on finance lease liabilities	(7,452)	(8,574)
Redemption of redeemable noncontrolling interest	—	(92,839)
Payment of debt issuance costs	(3,214)	—
Other	(931)	(198)
Net cash provided by (used in) financing activities	36,953	(18,747)
Effects of foreign exchange translation	91	(142)
Net (decrease) increase in cash and cash equivalents	(32,886)	19,052
Cash and cash equivalents, beginning of period	49,019	33,407
Cash and cash equivalents, end of period	$16,133	$52,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share information)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount
Balances at December 31, 2023	1,000	$—	$374,124	$(4,025)	$(144,108)	$225,991	$99,262
Net loss	—	—	—	—	(25,058)	(25,058)	(175)
Stock-based compensation activity	—	—	(912)	—	151	(761)	—
Foreign currency translation adjustment	—	—	—	(2,543)	—	(2,543)	—
Purchase of noncontrolling interest	—	—	4,187	—	—	4,187	(97,025)
Separate return method tax adjustment	—	—	(1,599)	—	—	(1,599)	—
Noncontrolling interest revaluation	—	—	(2,449)	—	—	(2,449)	2,449
Balances at March 31, 2024	1,000	$—	$373,351	$(6,568)	$(169,015)	$197,768	$4,511
Net income	—	—	—	—	11,687	11,687	10
Stock-based compensation activity	—	—	24	—	56	80	—
Foreign currency translation adjustment	—	—	—	(1,038)	—	(1,038)	—
Issuance of shares as part of reorganization	71,664,592	717	(717)	—	—	—	—
Issuance of shares in initial public offering and private placement, net of offering costs	16,851,929	168	327,799	—	—	327,967	—
Separate return method tax adjustment	—	—	(6,582)	—	—	(6,582)	—
Noncontrolling interest revaluation	—	—	552	—	—	552	(552)
Balances at June 30, 2024	88,517,521	$885	$694,427	$(7,606)	$(157,272)	$530,434	$3,969
Net (loss) income	—	—	—	—	(3,652)	(3,652)	35
Stock-based compensation activity	—	—	1,338	—	(43)	1,295	—
Foreign currency translation adjustment	—	—	—	1,519	—	1,519	—
Separate return method tax adjustment	—	—	(2,161)	—	—	(2,161)	—
Noncontrolling interest revaluation	—	—	(128)	—	—	(128)	128
Balances at September 29, 2024	88,517,521	$885	$693,476	$(6,087)	$(160,967)	$527,307	$4,132

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount
Balances at December 29, 2024	88,517,521	$885	$718,598	$(13,209)	$(150,722)	$555,552	$4,669
Net (loss) income	—	—	—	—	(17,937)	(17,937)	13
Stock-based compensation activity	—	—	680	—	(25)	655	—
Foreign currency translation adjustment	—	—	—	93	—	93	—
Separate return method tax adjustment	—	—	(1,814)	—	—	(1,814)	—
Balances at March 30, 2025	88,517,521	$885	$717,464	$(13,116)	$(168,684)	$536,549	$4,682
Net income	—	—	—	—	8,053	8,053	26
Stock-based compensation activity	131,633	1	2,186	—	(25)	2,162	—
Equity contribution - tax attributes	—	—	30,232	—	—	30,232	—
Foreign currency translation adjustment	—	—	—	6,138	—	6,138	—
Separate return method tax adjustment	—	—	(16,009)	—	—	(16,009)	—
Balances at June 29, 2025	88,649,154	$886	$733,873	$(6,978)	$(160,656)	$567,125	$4,708
Net income	—	—	—	—	2,099	2,099	15
Stock-based compensation activity	—	—	2,170	—	(25)	2,145	—
Equity contribution - tax attributes	—	—	25,175	—	—	25,175	—
Foreign currency translation adjustment	—	—	—	(2,571)	—	(2,571)	—
Separate return method tax adjustment	—	—	(8,637)	—	—	(8,637)	—
Noncontrolling interest revaluation	—	—	(168)	—	—	(168)	168
Balances at September 28, 2025	88,649,154	$886	$752,413	$(9,549)	$(158,582)	$585,168	$4,891
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

Initial Public Offering and Secondary Offerings

On April 17, 2024, the registration statement related to the initial public offering of Holdings’ common stock was declared effective, and Holdings’ common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO and a concurrent private placement were completed with total final net proceeds of $327.7 million. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of Holdings’ common stock (“CTRI shares”), or approximately 81% of total outstanding CTRI shares.

Subsequent to the Centuri IPO, Southwest Gas Holdings divested all of its remaining ownership interest in the Company through the course of several transactions described in more detail below. The Company did not receive any proceeds from any of these transactions.

On May 22, 2025 and June 18, 2025, Southwest Gas Holdings completed secondary public offerings, selling a total of 21,562,500 CTRI shares, with additional private placements closing on May 22, 2025 and July 8, 2025, in which Southwest Gas Holdings sold a total of 3,917,382 CTRI shares to Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn (“Icahn Partners”). After these transactions, Southwest Gas Holdings owned 46,185,710 CTRI shares, or approximately 52% of total outstanding CTRI shares.

On August 11, 2025, Southwest Gas Holdings completed another secondary public offering of 17,250,000 CTRI shares and concurrent private placement to Icahn Partners of 1,573,500 CTRI shares (together, the “August sell-down”). After completion of the August sell-down, Southwest Gas Holdings owned 27,362,210 CTRI shares, or approximately 31% of total outstanding CTRI shares, resulting in (i) the loss of its controlling interest in the Company and (ii) the
Company ceasing to be a “controlled company” under the NYSE rules.

On September 5, 2025, Southwest Gas Holdings completed a final secondary public offering (the “Final Disposition”) of its remaining 27,362,210 CTRI shares. As a result, Southwest Gas Holdings no longer holds any ownership interest in the Company and relinquished governance rights originally afforded to it under the Separation Agreement, including the right to nominate any members of the Company’s Board of Directors (the “Board”) and to approve certain of the

Company’s corporate actions. For additional information about the Separation Agreement and other agreements signed as part of the Separation and Centuri IPO, refer to “Note 13 — Related Parties.”

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

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months, quarters and years in the Company’s condensed consolidated financial statements relate to fiscal months, quarters and years rather than calendar months, quarters and years. The fiscal nine-month periods ended September 28, 2025 and September 29, 2024 each had 39 weeks, and the third fiscal quarters of 2025 and 2024 each had 13 weeks.

Revisions

On the condensed consolidated statements of changes in equity, the caption titled “Distribution to related party - parent” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024 was renamed “Separate return method tax adjustment” to differentiate these adjustments to additional paid-in capital from the contribution of deferred tax assets by Southwest Gas Holdings as part of tax deconsolidation (discussed further in “Note 11 — Income Taxes”).

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

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Contract Type:
Master services agreements	$653,199	$569,000	$1,666,261	$1,571,701
Bid contracts	196,845	151,053	457,916	348,450
Total revenue	$850,044	$720,053	$2,124,177	$1,920,151

Unit-price contracts	$473,698	$412,871	$1,179,400	$1,119,161
Time and materials contracts	181,201	168,940	479,321	417,900
Fixed-price contracts	195,145	138,242	465,456	383,090
Total revenue	$850,044	$720,053	$2,124,177	$1,920,151
Contract assets and liabilities consisted of the following (in thousands):

	September 28, 2025	December 29, 2024
Current contract assets	$390,043	$238,169
Non-current contract assets	28,753	23,854
Contract assets, total	418,796	262,023
Contract liabilities	(32,057)	(24,975)
Net contract assets	$386,739	$237,048
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

As of September 28, 2025 and December 29, 2024, the Company had recorded approximately $43.3 million and $24.8 million, respectively, in contract assets related to net recovery claims and unapproved change orders. Claims and unapproved change orders occur when there is a dispute regarding a change in the scope of work and associated price for work already performed, and/or when the Company otherwise performs work above the scope of the initial contract without a formally executed change order. The Company records estimated claims and unapproved change orders as variable consideration based on the most likely amount it expects to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty with the variable consideration is resolved.

Total contract assets increased $156.8 million during the fiscal nine months ended September 28, 2025 due primarily to increased revenue and the timing of billings, which is based on the achievement of certain milestones. Contract assets are recoverable from the Company’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of the Company’s time and materials (“T&M”) contract arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in revenue earned on contracts in progress in excess of billings and/or unbilled receivables being recorded as revenue is recognized in advance of billings. The lag in billing due to the aforementioned contractual provisions may create circumstances in which material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic or market conditions, could affect the Company’s ability to bill and subsequently collect amounts due. These changes may result in the need to record an estimate of the amount of loss from uncollectible receivables.

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The increase in the contract liability balance of $7.1 million from December 29, 2024 to September 28, 2025 was due to additional payments received in advance of work completed, net of approximately $19.7 million of revenue recognized that was included in the balance as of December 29, 2024.

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

As of September 28, 2025, the Company had 47 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 28, 2025 was $321.0 million. The Company expects to recognize the remaining performance obligations of these contracts over approximately the next 2.5 years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	September 28, 2025	December 29, 2024
Billed on completed contracts and contracts in progress	$273,967	$281,416
Other receivables	7,124	2,727
Accounts receivable, gross	281,091	284,143
Allowance for doubtful accounts	(15)	(2,702)
Accounts receivable, net	$281,076	$281,441

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

Other

Other consists of any corporate and non-allocated transactions.

Revenue and gross profit by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue:
U.S. Gas	$412,407	$366,070	$946,935	$933,334
Canadian Gas	74,153	53,473	169,048	141,118
Union Electric	214,499	171,666	572,206	499,728
Non-Union Electric	148,985	128,844	435,988	345,971
Consolidated revenue	$850,044	$720,053	$2,124,177	$1,920,151

Gross profit:
U.S. Gas	$31,650	$27,960	$43,218	$49,140
Canadian Gas	16,218	10,969	32,782	21,087
Union Electric	19,490	15,427	46,658	38,875
Non-Union Electric	10,602	21,437	43,431	40,474
Consolidated gross profit	$77,960	$75,793	$166,089	$149,576

Gross profit represents the difference between revenue and cost of revenue. Cost of revenue is a significant expense that is regularly reported to the CODM by segment. Cost of revenue by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
U.S. Gas	$380,757	$338,110	$903,717	$884,194
Canadian Gas	57,935	42,504	136,266	120,031
Union Electric	195,009	156,239	525,548	460,853
Non-Union Electric	138,383	107,407	392,557	305,497
Consolidated cost of revenue	$772,084	$644,260	$1,958,088	$1,770,575

Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
U.S. Gas	$10,474	$11,194	$32,264	$34,146
Canadian Gas	1,391	1,549	4,265	4,724
Union Electric	7,426	7,308	22,064	20,958
Non-Union Electric	8,140	6,676	23,189	19,902
Consolidated depreciation expense (1)	$27,431	$26,727	$81,782	$79,730

(1)Depreciation expense within selling, general and administrative expense was excluded from the table above as it is not produced or utilized by management to evaluate segment performance.

Separate measures of the Company’s assets and cash flows, with the exception of capital expenditures, are not produced or utilized by the CODM to evaluate segment performance, as defined by ASC 280.

Capital expenditures by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
U.S. Gas	$8,253	$7,276	$26,356	$31,485
Canadian Gas	216	433	1,000	5,377
Union Electric	4,325	7,509	12,041	19,246
Non-Union Electric	10,320	4,293	28,867	9,915
Other	462	20	474	70
Consolidated capital expenditures	$23,576	$19,531	$68,738	$66,093

Foreign Operations

The Company recorded revenue in Canada of approximately $74.2 million (9% of consolidated revenue) and $53.5 million (7% of consolidated revenue) during the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, and $169.0 million (8% of consolidated revenue) and $141.1 million (7% of consolidated revenue) for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively.

5.Per Share Information
The amounts used to compute basic and diluted earnings (loss) per share attributable to common stock consisted of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Amounts attributable to common stock:
Net income (loss) attributable to common stock	$2,099	$(3,652)	$(7,785)	$(17,023)

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	88,649	88,518	88,585	81,679
Weighted average dilutive securities	340	—	—	—
Weighted average shares outstanding for diluted earnings per share attributable to common stock	88,989	88,518	88,585	81,679

During the fiscal nine months ended September 28, 2025 and the fiscal three and nine months ending September 29, 2024, there were an immaterial amount of potentially dilutive securities that were antidilutive due to the Company recording a net loss.

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

The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of September 28, 2025. The Company had no unused capacity on the Securitization Facility as of both September 28, 2025 and December 29, 2024.

Additionally, the SPE owned accounts receivable and contract assets of $67.5 million and $135.8 million, respectively, as of September 28, 2025 and $45.2 million and $78.3 million, respectively, as of December 29, 2024 which were not sold to PNC. These balances are primarily included in accounts receivable, net and contract assets (and the accompanying related party captions) in the Company’s condensed consolidated balance sheet, with certain non-current balances being included in other assets.

During the fiscal three and nine months ended September 28, 2025, the Company incurred $1.8 million and $5.3 million, respectively, in yield fees on the Securitization Facility, which were recorded in interest expense, net on the Company’s condensed consolidated statement of operations.

7.Goodwill
Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Gas(1)	Union Electric (2)	Non-Union Electric	Total
Balances as of December 29, 2024	$58,160	$86,321	$56,499	$167,322	$368,302
Effect of exchange rate changes	—	2,901	—	—	2,901
Balances as of September 28, 2025	$58,160	$89,222	$56,499	$167,322	$371,203
(1)Net of accumulated impairment of $10.8 million as of September 28, 2025 and December 29, 2024.
(2)Net of accumulated impairment of $391.1 million as of September 28, 2025 and December 29, 2024.

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 28, 2025	December 29, 2024
Accrued compensation	$81,215	$77,259
Other accrued expenses	79,966	53,205
Accrued insurance	28,153	27,957
Book overdrafts	11,935	15,163
Accrued expenses and other current liabilities	$201,269	$173,584

9.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	September 28, 2025		December 29, 2024
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$95,777	$95,802	$113,533	$113,455
Term loans under loan facility	800,000	802,400	706,375	709,059
Total loan facility	895,777	898,202	819,908	822,514
Equipment loans:
2.30%, due May 2025	—	—	2,057	2,038
1.75%, due March 2027	3,370	3,299	5,023	4,800
1.75%, due March 2027	7,865	7,698	11,721	11,200
2.96%, due March 2027	7,892	7,785	11,708	11,323
3.27%, due March 2027	9,321	9,223	13,813	13,415
3.40%, due March 2027	5,028	4,978	7,317	7,111
3.51%, due March 2027	9,560	9,474	14,155	13,773
Total long-term debt	$938,813	$940,659	$885,702	$886,174
Current portion of long-term debt	(34,304)		(30,018)
Unamortized discount and debt issuance costs	(11,111)		(11,821)
Long-term debt, net of current portion	$893,398		$843,863
(1)Fair values as of September 28, 2025 and December 29, 2024 were determined using the Company’s credit rating.

On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility. On July 9, 2025, the Company signed the sixth amendment to its amended and restated credit agreement to refinance and replace in full the existing term loan facility with an $800 million term loan facility, $93.6 million of which is comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans. This amendment also increased the maximum principal amount of the senior secured revolving credit facility from $400 million to $450 million. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed.

As a result of the refinance, the Company’s term loan facility, previously set to mature on August 27, 2028, is now set to mature on July 9, 2032, and the revolving credit facility, previously set to mature on August 27, 2026, is now set to mature on July 9, 2030. The term loan facility, which previously did not have any principal payments due aside from a balloon payment at maturity, now requires quarterly principal payments of $2.0 million with the remainder paid in a balloon payment at maturity.

The Company evaluated whether modification or extinguishment accounting should be applied on a lender-by-lender basis in association with the refinance. The results of this analysis are summarized below:

•Term loan facility: $1.9 million in unamortized debt issuance costs were written-off related to debt extinguishments, and $6.0 million in third-party fees related to debt modifications were expensed. These $7.9 million in costs were recorded within interest expense, net on the statement of operations. A total of $3.7 million in new lender and third-party costs incurred in the refinance were capitalized as a reduction in long-term debt and will be amortized over the life of the term loan facility.
•Revolving credit facility: $0.4 million in unamortized debt issuance costs were written-off related to debt extinguishments and recorded within interest expense, net on the statement of operations. A total of $1.5 million in new third-party fees were capitalized and will be amortized over the life of the revolving credit facility. These capitalized costs are recorded within other assets on the condensed consolidated balance sheet.

The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of September 28, 2025 totaled $2.1 billion. The credit agreement also contains a restriction on dividend payments with an available amount generally defined as $65.0 million plus 50% of the Company’s consolidated net income since the beginning of the third fiscal quarter of 2025 adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable.

The applicable margin for the newly amended revolving credit facility ranges from 1.25% to 2.25% for SOFR and Canadian Overnight Repo Rate Average (“CORRA”) loans and from 0.25% to 1.25% for base rate loans, depending on the Company’s net leverage ratio. The newly amended term loan facility has a fixed margin of 1.25% for base rate loans and 2.25% for SOFR loans, which is 0.25% lower than the rates prior to the sixth amendment. The table below summarizes the weighted average interest rates on the term loan facility and revolving credit facility as of the end of September 28, 2025 and December 29, 2024:

	September 28, 2025	December 29, 2024
Term loan facility	6.57%	7.19%
Revolving credit facility	6.53%	5.94%

Immediately prior to the sixth amendment, the Company was required to maintain a leverage ratio of 4.00 to 1.00, and an interest coverage ratio of greater than a minimum of 2.50 to 1.00 under the revolving credit facility. Pursuant to the sixth amendment signed on July 9, 2025, the Company is required to maintain a leverage ratio of 4.50 to 1.00 for any future quarter ending prior to September 30, 2026, and 4.00 to 1.00 for any quarter ending on or after September 30, 2026. The requirement to maintain an interest coverage ratio of greater than a minimum of 2.50 to 1.00 remains unchanged.

As of September 28, 2025, the Company was in compliance with all of the financial covenants under the revolving credit facility. The Company is required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio.

As of September 28, 2025 and December 29, 2024, the Company had borrowings outstanding of $0.9 billion and $0.8 billion, respectively, under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $297.8 million, net of outstanding letters of credit, of unused capacity on the revolving line of credit as of September 28, 2025. The Company had $68.6 million and $64.6 million of unused letters of credit available as of September 28, 2025 and December 29, 2024, respectively. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of September 28, 2025 and December 29, 2024, there was

$3.1 million and $3.0 million, respectively, in debt issuance costs recorded in other assets on the condensed consolidated balance sheets.

As of September 28, 2025, the Company had $34.7 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan facility are amortized over the term of the related debt, which approximates the effective interest method. As of September 28, 2025 and December 29, 2024, debt issuance costs of $11.1 million and $11.8 million, respectively, were recorded as a reduction to long-term debt on the condensed consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs was $0.7 million and $1.5 million for the fiscal three-month periods ended September 28, 2025 and September 29, 2024, respectively. During the fiscal nine-month periods ended September 28, 2025 and September 29, 2024 amortization of debt issuance costs was $3.1 million and $4.1 million, respectively.

As of September 28, 2025, the Company had six equipment term loans with initial amounts totaling approximately $150 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

The fair value of the Company’s debt as of both September 28, 2025 and December 29, 2024 was $0.9 billion. The carrying value of the Company’s revolving credit facility approximates fair value given interest rates on the revolving credit facility approximate market rates, and typically draws on the revolving credit facility are paid back in a short period of time. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

10.Leases
The Company has operating and finance leases for corporate and field offices, equipment yards, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 14 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment or property will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of September 28, 2025, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Three Months Ended		Fiscal Nine Months Ended
Lease cost	Classification	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$6,775	$6,700	$19,777	$19,949
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	1,509	1,765	4,906	6,049
Interest on lease liabilities	Interest expense, net	217	316	729	1,021
Total finance lease cost		1,726	2,081	5,635	7,070
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	35,475	27,510	84,536	73,800
Total lease cost		$43,976	$36,291	$109,948	$100,819
(1)Depreciation is included within cost of revenue in the accompanying condensed consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,528	$19,784
Operating cash flows from finance leases	729	1,021
Financing cash flows from finance leases	7,452	8,574
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,535	$8,710
Finance leases	—	124
Supplemental information related to leases was as follows:

	September 28, 2025	December 29, 2024
Weighted average remaining lease term (in years):
Operating leases	6.22	6.72
Finance leases	2.53	2.99

Weighted average discount rate:
Operating leases	5.33%	5.05%
Finance leases	4.47%	4.27%
The following is a schedule of maturities of lease liabilities as of September 28, 2025 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
Remainder of 2025	$6,808	$2,221
2026	25,238	7,543
2027	23,315	5,710
2028	19,867	1,777
2029	16,522	518
Thereafter	41,036	230
Total lease payments	132,786	17,999
Less: Amount of lease payments representing interest	(19,677)	(1,089)
Total	$113,109	$16,910

Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.

11.Income Taxes
The Company’s current quarter provision for income taxes was prepared using the annual effective tax rate adjusted to remove discrete items, as those items will impact the quarter in which those items were reflected. In the third fiscal quarter of 2024, the Company calculated the income tax provision on a discrete basis as the Company determined that the annual effective tax rate method did not provide a reliable estimate for that period given significant fluctuations in estimated ordinary income resulted in significant changes in the estimated annual tax rate.

The Company’s effective tax rate for the fiscal three-month periods ended September 28, 2025 and September 29, 2024 was 78.9% and 119.9%, respectively, and for the fiscal nine months ended September 28, 2025 and September 29, 2024 was (14.4)% and (3.1)%, respectively. Effective tax rates for the current year periods were impacted by the disproportionate amount of non-deductible expenses in relation to loss before income taxes. The effective tax rate for the third fiscal quarter of 2025 was also impacted by changes in estimates of pre-tax income. Effective tax rates for the prior year periods were impacted by the use of actual effective tax rate instead of the annual effective tax rate. Additionally, differences in income (loss) before income taxes by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

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

As discussed in “Note 1 — Description of Business,” Southwest Gas Holdings no longer holds an equity interest in the Company, and accordingly the Company will no longer be included in Southwest Gas Holdings’ U.S. federal and state income tax returns. As a result, certain deferred tax assets previously recorded under the separate return method were removed from the condensed consolidated balance sheet through an adjustment to additional paid-in capital. Separately, in accordance with the Company’s Tax Assets Agreement with Southwest Gas Holdings (as defined and discussed in “Note 13 — Related Parties”), the Company was allocated $55.4 million in deferred tax assets (primarily net operating losses) as part of tax deconsolidation, which is treated as a capital contribution from Southwest Gas Holdings and recorded within additional paid-in capital. The Company’s allocation of deferred tax assets from Southwest Gas Holdings is based on estimates of amounts to be included in Southwest Gas Holdings’ tax returns for 2024 and 2025, and accordingly the allocation may change in future periods until the 2025 tax return is ultimately filed, with any future changes impacting income tax expense on the statement of operations as the Company is no longer owned by Southwest Gas Holdings.

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

As of September 28, 2025 and December 29, 2024, the total amount of unrecognized tax benefits relating to uncertain tax positions was $0.5 million.

As of September 28, 2025, with certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal year 2019.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was signed into law. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act did not have a material impact on the Company’s effective tax rate for the fiscal three and nine months ended September 28, 2025. While further evaluation is ongoing, the Act is not expected to have a material impact on the Company's financial position or results of operations.

12.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow disclosures and non-cash investing activity, excluding lease activity (which is disclosed in “Note 10 — Leases”) (in thousands):

	Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024
Supplemental disclosure of cash flow information:
Interest paid	$50,088	$59,031
Income taxes paid, net of refunds	3,038	10,367
Non-cash investing activities:
Accrued capital expenditures	$4,817	$4,008
Proceeds from sale of property and equipment in accounts receivable	—	377

13.Related Parties
Southwest Gas Holdings
Overview

As discussed in “Note 1 — Description of Business,” Southwest Gas Holdings was the Company’s former parent and held a controlling interest in the Company until August 11, 2025, when its ownership decreased to 31% following the August sell-down. On September 5, 2025, Southwest Gas Holdings sold all of its remaining ownership interest in the Company. Southwest Gas Holdings’ chief executive officer and director continues to serve as a director on the Company’s Board.

Related party transactions

The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. The following table represents the Company’s revenue in dollars and as a percentage of total revenue as well as gross profit in dollars and as a percentage of total gross profit relating to contracts with Southwest Gas Corporation (in thousands):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	September 28, 2025		September 29, 2024		September 28, 2025		September 29, 2024
Revenue	$24,816	3%	$27,232	4%	$72,025	3%	$79,191	4%
Gross Profit	$1,658	2%	$3,723	5%	$5,279	3%	$7,975	5%

As of September 28, 2025 and December 29, 2024, approximately $8.8 million (3%) and $9.6 million (3%), respectively, of the Company’s accounts receivable, and $2.4 million and $2.6 million, respectively, of contract assets, were related to contracts with Southwest Gas Corporation. There were no significant related party contract liabilities as of September 28, 2025 or December 29, 2024 with Southwest Gas Corporation.

Additionally, certain costs incurred by Southwest Gas Holdings were historically allocated to Centuri and settled in cash during the normal course of operations. The Company recorded allocated costs of $0.5 million for the fiscal nine months ended September 29, 2024, and de minimis costs in all other periods presented. These costs are recorded within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

Agreements related to the Separation

In connection with the Separation and the Centuri IPO, Holdings entered into several agreements with Southwest Gas Holdings on April 11, 2024, governing the relationship of the two parties following the Separation and Centuri IPO. The Final Disposition resulted in the termination of certain of Southwest Gas Holdings’ rights under these agreements. These agreements are summarized below:

•Separation Agreement: Sets forth the agreements with Southwest Gas Holdings regarding the principal actions to be taken in connection with the Separation and govern, among other matters, (1) the allocation of assets and liabilities to Centuri and Southwest Gas Holdings (including Centuri’s indemnification obligations, for potentially uncapped amounts, for certain liabilities relating to Centuri’s business activities), (2) certain matters with respect to the Centuri IPO and subsequent disposition transactions by Southwest Gas Holdings, and (3) Southwest Gas Holdings’ right to receive certain information. Southwest Gas Holdings’ right to designate members to the Holdings’ Board and approve certain Company actions terminated as a result of the Final Disposition.

•Tax Matters Agreement: Sets forth responsibilities and obligations with respect to all tax matters, including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to Holdings’ business and taxes arising, under certain circumstances, in connection with the Separation), tax attributes, tax contests and tax returns (including Centuri’s inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with Southwest Gas Holdings for applicable tax periods following the Separation, and Centuri’s continuing joint and several liability with Southwest Gas Holdings for such tax returns). As of September 28, 2025, no amounts were owed between the two parties, and as of December 29, 2024, $0.6 million was due from the Company to Southwest Gas Holdings related to income taxes.

•Registration Rights Agreement: Granted to Southwest Gas Holdings certain registration rights with respect to the CTRI shares owned by Southwest Gas Holdings following the Centuri IPO. This agreement terminated upon Southwest Gas Holdings’ sale of its remaining ownership interest on September 5, 2025.

On February 24, 2025, the Company entered into an Unutilized Tax Assets Settlement Agreement (the “Tax Assets Agreement”) with Southwest Gas Holdings. The Tax Assets Agreement addresses the Company’s arrangements with Southwest Gas Holdings with respect to certain unutilized tax assets (the “Tax Assets”) that the Company has retained following deconsolidation from Southwest Gas Holdings for purposes of U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, the balance of the Tax Assets at tax deconsolidation, subject to true-up, and including the impact of any payments or deemed payments made by Southwest Gas Holdings in respect of the Tax Assets were treated as deemed capital contributions and recorded within additional paid-in capital, which resulted in an increase in Southwest Gas Holdings’ basis in its ownership of the Company’s common stock. The deemed capital contributions did not require any cash payment from the Company and had no impact on the Company’s liquidity or financial condition. As Southwest Gas Holdings no longer owns shares of the Company’s common stock, the Company will no longer be included in Southwest Gas Holdings’ U.S. federal and state income tax returns. However, Tax Assets allocated to the Company remain subject to true-up until after Southwest Gas Holdings’ U.S. federal and state tax returns for tax year 2025 are filed, with any future changes impacting income tax expense on the statement of operations.
Riggs Distler noncontrolling interest

In November 2021, certain members of Riggs Distler management acquired a 1.42% interest in the parent company of Riggs Distler, Drum Parent LLC (“Drum”). A portion of the redeemable noncontrolling interest acquired was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%. The promissory notes were payable by the noncontrolling interest holders upon certain triggering events, including, but not limited to, termination of employment or the redemption of any interest under the agreement. Subsequent to certain redemption transactions in fiscal year 2024, the remaining noncontrolling interest in Drum outstanding as of September 28, 2025, was 0.80%.

Former chief executive officer relationship with customer

The Company’s former chief executive officer and former member of the Company’s Board began serving as the chief executive officer and president of a customer of the Company in August of 2024, and at the time was still serving as a director on the Company’s Board. Revenue with this customer for the fiscal three and nine months ended September 29, 2024 was $36.7 million and $100.0 million, respectively. This customer ceased to be a related party in December 2024 when the Company’s former chief executive officer resigned from the Company’s Board.

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

Concentration of Credit Risk

The Company provides full-service utility infrastructure services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than or equal to 10% of the Company’s consolidated balances. No customers accounted for more than 10% of revenue during the fiscal three or nine months ended September 28, 2025 or September 29, 2024. As of September 28, 2025 and December 29, 2024, one Non-Union Electric segment customer had a combined accounts receivable and contract asset balance above 10% of the consolidated accounts receivable and contract assets balance, which was $102.6 million and $52.5 million, respectively, or approximately 15% and 10%, respectively, of the consolidated balance of these accounts.

The Company primarily uses two financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of September 28, 2025. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of September 28, 2025, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of September 28, 2025, the estimated total amount of outstanding performance and payment bonds was approximately $731.0 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $260.6 million as of September 28, 2025.

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

Stock compensation expense totaled approximately $2.1 million and $1.3 million for the fiscal three-month periods ended September 28, 2025 and September 29, 2024, respectively, and totaled approximately $5.9 million and $0.8 million for the fiscal nine-month periods ended September 28, 2025 and September 29, 2024, respectively.

The table below summarizes activity related to the Company’s stock-based compensation plans during the first three fiscal quarters of 2025. This table excludes RSUs and PSUs of Southwest Gas Holdings stock that were granted to certain employees of the Company prior to the Centuri IPO. The fair value of these outstanding Southwest Gas Holdings awards was not material as of September 28, 2025 or December 29, 2024.

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value (Per Unit)	Shares	Weighted Average Grant Date Fair Value (Per Unit)
As of December 29, 2024	342,679	$20.40	—	N/A
Granted	706,600	$17.96	117,621	$17.71
Vested	(131,633)	$25.17	—	N/A
Forfeited	(42,646)	$16.70	(2,425)	$16.48
As of September 28, 2025	875,000	$17.89	115,196	$17.74

As of September 28, 2025, total unearned compensation related to Centuri stock RSUs and PSUs was approximately $11.2 million and $1.7 million, respectively, and these amounts are expected to be recognized over a weighted average period of approximately 1.9 years and 2.4 years, respectively.

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

Unless the context otherwise requires, references to “we,” “is,” “our,” “the Company,” and “our company” refer to Centuri Holdings, Inc. and its consolidated subsidiaries. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed within Item 1A. Risk Factors in our 2024 Annual Report. See “Cautionary Note Regarding Forward-Looking Statements.”

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and quarters throughout relate to fiscal months and quarters rather than calendar months and quarters. The first fiscal nine months of 2025 and 2024 ended on September 28, 2025 and September 29, 2024, respectively, and each period had 39 weeks. The third fiscal quarters of 2025 and 2024 each had 13 weeks.

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

On April 17, 2024, the registration statement related to the initial public offering of Centuri’s common stock was declared effective, and Centuri’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO and a concurrent private placement were completed with total final net proceeds of $327.7 million. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of Centuri common stock (“CTRI shares”), or approximately 81% of total outstanding CTRI shares.

Subsequent to the Centuri IPO, Southwest Gas Holdings divested all of its remaining ownership interest in our Company through the course of several transactions described in more detail below. We did not receive any proceeds from any of these transactions.

On May 22, 2025 and June 18, 2025, Southwest Gas Holdings completed secondary public offerings, selling a total of 21,562,500 CTRI shares, with additional private placements closing on May 22, 2025 and July 8, 2025, in which Southwest Gas Holdings sold a total of 3,917,382 CTRI shares to Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn (“Icahn Partners”). After these transactions, Southwest Gas Holdings owned 46,185,710 CTRI shares, or approximately 52% of total outstanding CTRI shares.

On August 11, 2025, Southwest Gas Holdings completed another secondary public offering of 17,250,000 CTRI shares and concurrent private placement to Icahn Partners of 1,573,500 CTRI shares (together, the “August sell-down”). After completion of the August sell-down, Southwest Gas Holdings owned 27,362,210 CTRI shares, or approximately 31% of total outstanding CTRI shares, resulting in (i) the loss of its controlling interest in our company and (ii) the
Company ceasing to be a “controlled company” under the NYSE rules.

On September 5, 2025, Southwest Gas Holdings completed a final secondary public offering (the “Final Disposition”) of its remaining 27,362,210 CTRI shares. As a result, Southwest Gas Holdings no longer holds any ownership interest in our company and relinquished governance rights originally afforded to it under the Separation Agreement, including the right to nominate any members of our Board of Directors and to approve certain of our corporate actions. For additional information about the Separation Agreement and other agreements signed as part of the Separation and Centuri IPO, refer to “Note 13 — Related Parties” to the condensed consolidated financial statements.

Previously, Southwest Gas Holdings’ chief executive officer and director, Karen Haller, served as Chair of our Board. As a result of Southwest Gas Holdings’ ownership exit, our Board appointed Christopher Krummel as the Chair of our Board, effective September 15, 2025, replacing Ms. Haller, who remains a member of Board. Ms. Haller also resigned from our Board’s compensation committee.

As Southwest Gas Holdings has now divested all of its ownership of CTRI shares, we are no longer eligible for inclusion in their U.S. federal and state income tax returns. As a result, certain deferred tax assets previously recorded under the separate return method were removed from our condensed consolidated balance sheet through an adjustment to additional paid-in capital. Separately, in accordance with the Company’s Tax Assets Agreement with Southwest Gas Holdings (as defined and discussed in “Note 13 — Related Parties” to the condensed consolidated financial statements), we were allocated $55.4 million in estimated deferred tax assets (primarily net operating losses) as part of tax deconsolidation, which is treated as a capital contribution from Southwest Gas Holdings in additional paid-in capital. Our allocation of deferred tax assets from Southwest Gas Holdings is based on estimates of amounts to be included in Southwest Gas Holdings’ tax returns for 2024 and 2025, and accordingly the allocation may change in future periods until the 2025 tax return is ultimately filed, with any future changes impacting income tax expense on the statement of operations as we are no longer owned by Southwest Gas Holdings.

Segment Information

We report our results under the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Gas Utility Services (“Canadian Gas”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”).

Factors Affecting Our Results of Operations

Our financial results may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, regulatory or environmental influences, seasonality and severe weather events, rising interest rates, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

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

Demand for Services

The seasonal nature of the industry we serve affects demand for our services. In addition to weather conditions, capital expenditure and maintenance budgets of our customers, as well as the related timing of approvals and seasonal spending patterns, influence our contract revenue and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, and our customers’ capital resources, financial performance, and strategic plans. Other factors that may impact our customers and their capital expenditure budgets include new regulations or regulatory actions, merger or acquisition activity involving our customers and the physical maintenance needs of our customers’ infrastructure. We are currently monitoring the U.S. government shutdown that began on October 1, 2025. At this time, the shutdown has not had a material impact on our business, operations, or demand for our services, and we do not currently anticipate a material impact.

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

Seasonality and Severe Weather Events

Generally, our revenue is lowest during the first fiscal quarter of the year due to less favorable winter weather and related working conditions in many of the areas where we perform work. Revenue typically improves as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, we may be engaged to perform restoration activities related to above-ground utility infrastructure, which typically results in higher margins due to higher equipment utilization and the absorption of fixed costs. Alternatively, these severe weather events can also delay projects, negatively impacting our results of operations. Severe weather events and the related impacts on our performance and results are not solely within the control of management and cannot always be predicted or mitigated.

Inflation

Under the terms of a majority of our master service agreements (“MSAs”), materials used in our utility infrastructure service activities are specified, purchased and supplied by customers. However, our operations are affected by increases in prices, whether caused by inflation, tariffs, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials not purchased by customers through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Our actual costs at times can exceed the contractual caps, and therefore negatively impact our operations. Additionally, rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations. Overall, our results for the third fiscal quarter of 2025 were not significantly impacted by increases in prices, including due to recently implemented tariffs. We are currently monitoring the impacts of tariffs on the price and availability of our equipment as well as any potential impacts to project scheduling, but we do not currently expect a material effect on our results of operations.

Backlog

Backlog as of September 28, 2025 was approximately $5.9 billion, with approximately 86% of backlog related to MSAs. Backlog represents contracted revenue on existing bid agreements as well as estimates of revenue to be realized over the contractual life of existing long-term MSAs. The contractual life of an MSA is defined as the stated length of the contract including any renewal options stated in the contract that we believe our customers are reasonably certain to execute.
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

Results of Operations

Our results of operations, on a consolidated basis and by segment, for the fiscal three- and nine-month periods ended September 28, 2025 and September 29, 2024 are set forth and compared below.

Fiscal three months ended September 28, 2025 compared to the fiscal three months ended September 29, 2024

The following table summarizes our consolidated results of operations for the fiscal three months ended September 28, 2025, and September 29, 2024, including as a percentage of revenue, as well as the dollar and percentage change period-over-period.

	Fiscal Three Months Ended				Change
(dollars in thousands)	September 28, 2025		September 29, 2024		$	%
Revenue, net	$850,044	100.0%	$720,053	100.0%	$129,991	18.1%
Cost of revenue (including depreciation)	772,084	90.8%	644,260	89.5%	127,824	19.8%
Gross profit	77,960	9.2%	75,793	10.5%	2,167	2.9%
Selling, general and administrative expenses	34,960	4.1%	27,213	3.8%	7,747	28.5%
Amortization of intangible assets	6,685	0.8%	6,662	0.9%	23	0.3%
Operating income	36,315	4.3%	41,918	5.8%	(5,603)	(13.4%)
Interest expense, net	26,205	3.1%	23,925	3.3%	2,280	9.5%
Other expense (income), net	78	0.0%	(160)	0.0%	238	(148.8%)
Income before income taxes	10,032	1.2%	18,153	2.5%	(8,121)	(44.7%)
Income tax expense	7,918	1.0%	21,770	3.0%	(13,852)	(63.6%)
Net income (loss)	2,114	0.2%	(3,617)	(0.5%)	5,731	(158.4%)
Net income attributable to noncontrolling interests	15	0.0%	35	0.0%	(20)	(57.1%)
Net income (loss) attributable to common stock	$2,099	0.2%	$(3,652)	(0.5%)	$5,751	(157.5%)
Revenue and Gross Profit

The following table summarizes our revenue, gross profit and gross margin for the periods indicated by segment as well as the dollar and percentage change from the prior year period. The discussion that follows highlights key revenue and gross margin changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue and gross margin.

	Fiscal Three Months Ended				Change
(dollars in thousands)	September 28, 2025		September 29, 2024		$	%
Revenue:
U.S. Gas	$412,407	48.5%	$366,070	50.8%	$46,337	12.7%
Canadian Gas	74,153	8.8%	53,473	7.5%	20,680	38.7%
Union Electric	214,499	25.2%	171,666	23.8%	42,833	25.0%
Non-Union Electric	148,985	17.5%	128,844	17.9%	20,141	15.6%
Consolidated revenue	$850,044	100.0%	$720,053	100.0%	$129,991	18.1%
Gross profit:
U.S. Gas	$31,650	7.7%	$27,960	7.6%	$3,690	13.2%
Canadian Gas	16,218	21.9%	10,969	20.5%	5,249	47.9%
Union Electric	19,490	9.1%	15,427	9.0%	4,063	26.3%
Non-Union Electric	10,602	7.1%	21,437	16.6%	(10,835)	(50.5%)
Consolidated gross profit	$77,960	9.2%	$75,793	10.5%	$2,167	2.9%

•Revenue from our U.S. Gas segment totaled $412.4 million, marking the highest quarterly revenue achieved by the segment to date and an increase of $46.3 million, or 12.7%, compared to the prior year period. This increase was driven by a recovery of MSA volumes, while bid revenue increased slightly from the third fiscal quarter of 2024, which was a relatively strong quarter for bid revenue. As a percentage of revenue, gross profit increased to 7.7% in the current period from 7.6% in the same period from the prior year. Revenue from Southwest Gas Corporation totaled $24.8 million for the current period compared to $27.2 million in the prior year period.

•Revenue from our Canadian Gas segment totaled $74.2 million, reflecting an increase of $20.7 million, or 38.7%, compared to the prior year period, resulting from higher MSA volumes. As a percentage of revenue, gross profit increased to 21.9% in the current period as compared to 20.5% in the same period from the prior year. This increase was attributable to improvements on bid margins, as the prior year period was negatively impacted by performance issues on certain bid projects which did not recur in the current year period.

•Revenue from our Union Electric segment totaled $214.5 million, reflecting an increase of $42.8 million, or 25.0%, compared to the prior year period. This increase was driven by new bid project wins. Storm restoration services revenue for the Union Electric segment was $1.5 million for the current period compared to $6.7 million for the prior year period. As a percentage of revenue, gross profit increased to 9.1% in the current period as compared to 9.0% in the prior year period. Gross margin was positively impacted by more efficient utilization of fixed costs on higher revenue, slightly offset by the $5.2 million decrease in storm restoration services revenue which resulted in $1.6 million less gross profit.

•Revenue from our Non-Union Electric segment totaled $149.0 million, reflecting an increase of $20.1 million, or 15.6%, compared to the prior year period. This increase was primarily due to an increase in volumes on new and existing MSAs, partially offset by a decrease in storm restoration services revenue, as the current fiscal quarter had no storm restoration services revenue compared to unusually high storm restoration services revenue of $34.7 million in the prior year period. As a percentage of revenue, gross profit decreased to 7.1% in the current period compared to 16.6% in the prior year period. Profitability was negatively affected primarily due to the lack of storm restoration services work, as the $34.7 million in revenue on such work in the prior year period resulted in $13.3 million gross profit that did not recur in the current year. The onboarding of a new MSA also weighed on margins, as crews had not yet reached full utilization. Margins on this MSA are expected to improve as crews reach full utilization.
Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $7.7 million, or 28.5%, in the current period compared to the same period in the prior year. This increase was largely driven by an increase in stock-based compensation and accruals for cash-based incentive compensation. We incurred $2.3 million in separation-related costs in the current period, compared to $1.4 million in non-recurring fees for our accounts receivable securitization facility (the “Securitization Facility”) in the prior period. In the current period, we also incurred incremental costs to operate as a standalone public company and to grow our sales and business development function.
Interest Expense, Net

The increase of $2.3 million in interest expense, net in the current period compared to the prior year period was due to $8.3 million in costs related to the refinance of our credit facility. For additional detail about the refinance, see “Credit Facilities” below and “Note 9 — Long-Term Debt” to the condensed consolidated financial statements. These charges were partially offset by the write-off of $1.7 million in debt issuance costs in the third fiscal quarter of 2024 related to a debt extinguishment, and a reduction in interest rates on outstanding variable-rate borrowings.

Income Tax

Our effective tax rate for the fiscal three months ended September 28, 2025 and September 29, 2024 was 78.9% and 119.9%, respectively. The effective tax rate for the current year period was impacted by the disproportionate amount of non-deductible expenses in relation to income before income taxes and changes in estimates of pre-tax income. The effective tax rate for the prior year period was impacted by the use of the actual effective tax rate instead of the annual effective tax rate, which is discussed in more detail in “Note 11 — Income Taxes” to the condensed consolidated financial statements. Additionally, differences in income (loss) before income taxes by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

Consolidated Results

Fiscal nine months ended September 28, 2025 compared to the fiscal nine months ended September 29, 2024

The following table summarizes our consolidated results of operations for the fiscal nine-month periods ended September 28, 2025, and September 29, 2024, including as a percentage of revenue, as well as the dollar and percentage change between fiscal years.

	Fiscal Nine Months Ended				Change
(dollars in thousands)	September 28, 2025		September 29, 2024		$	%
Revenue, net	$2,124,177	100.0%	$1,920,151	100.0%	$204,026	10.6%
Cost of revenue (including depreciation)	1,958,088	92.2%	1,770,575	92.2%	187,513	10.6%
Gross profit	166,089	7.8%	149,576	7.8%	16,513	11.0%
Selling, general and administrative expenses	90,294	4.3%	76,461	4.0%	13,833	18.1%
Amortization of intangible assets	20,034	0.9%	19,991	1.0%	43	0.2%
Operating income	55,761	2.6%	53,124	2.8%	2,637	5.0%
Interest expense, net	62,314	2.9%	70,653	3.7%	(8,339)	(11.8%)
Other expense (income), net	205	0.0%	(899)	0.0%	1,104	(122.8%)
Loss before income taxes	(6,758)	(0.3%)	(16,630)	(0.9%)	9,872	(59.4%)
Income tax benefit	973	0.1%	523	0.0%	450	86.0%
Net loss	(7,731)	(0.4%)	(17,153)	(0.9%)	9,422	(54.9%)
Net income (loss) attributable to noncontrolling interests	54	0.0%	(130)	0.0%	184	(141.5%)
Net loss attributable to common stock	$(7,785)	(0.4%)	$(17,023)	(0.9%)	$9,238	(54.3%)

Revenue and Gross Profit

The following table summarizes our revenue, gross profit and gross margin for the periods indicated by segment as well as the dollar and percentage change from the prior year period. The discussion that follows highlights key revenue and gross margin changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue and gross margin.

	Fiscal Nine Months Ended				Change
(dollars in thousands)	September 28, 2025		September 29, 2024		$	%
Revenue:
U.S. Gas	$946,935	44.6%	$933,334	48.6%	$13,601	1.5%
Canadian Gas	169,048	8.0%	141,118	7.4%	27,930	19.8%
Union Electric	572,206	26.9%	499,728	26.0%	72,478	14.5%
Non-Union Electric	435,988	20.5%	345,971	18.0%	90,017	26.0%
Consolidated revenue	$2,124,177	100.0%	$1,920,151	100.0%	$204,026	10.6%
Gross profit:
U.S. Gas	$43,218	4.6%	$49,140	5.3%	$(5,922)	(12.1%)
Canadian Gas	32,782	19.4%	21,087	14.9%	11,695	55.5%
Union Electric	46,658	8.2%	38,875	7.8%	7,783	20.0%
Non-Union Electric	43,431	10.0%	40,474	11.7%	2,957	7.3%
Consolidated gross profit	$166,089	7.8%	$149,576	7.8%	$16,513	11.0%

•Revenue from our U.S. Gas segment totaled $946.9 million in the fiscal nine months ended September 28, 2025, reflecting an increase of $13.6 million, or 1.5%, compared to the prior year period. This increase was driven by increased net MSA volumes, with strong performance in the second and third fiscal quarter of 2025 compensating for reduced volumes in the first fiscal quarter of 2025, which was negatively impacted by severe winter weather conditions. The increase in MSA revenue was partially offset by slightly lower bid revenue year-over-year. As a percentage of revenue, gross profit decreased to 4.6% in the fiscal nine months ended September 28, 2025 from 5.3% in the prior year period, primarily driven by inefficiencies due to weather-related work stoppages and delays in the first fiscal quarter of 2025. Revenue from Southwest Gas Corporation totaled $72.0 million during the fiscal nine months ended September 28, 2025 compared to $79.2 million in the prior year period.

•Revenue from our Canadian Gas segment totaled $169.0 million in the fiscal nine months ended September 28, 2025, reflecting an increase of $27.9 million, or 19.8%, compared to the prior year period. This increase was primarily due to an increase in net volumes under existing MSAs. As a percentage of revenue, gross profit increased to 19.4% in the fiscal nine months ended September 28, 2025 as compared to 14.9% in the prior year period. This increase was primarily attributable to improvements on bid margins, as the prior year period was negatively impacted by performance issues on certain bid projects which did not recur in the current year period.

•Revenue from our Union Electric segment totaled $572.2 million in the fiscal nine months ended September 28, 2025, reflecting an increase of $72.5 million, or 14.5%, compared to the prior year period. This increase was driven by new bid project wins, partially offset by a planned decline in offshore wind revenue of $35.2 million due to timing of projects and a decrease in storm restoration services revenue of $13.7 million ($6.6 million for the fiscal nine months ended September 28, 2025 compared to $20.3 million for the prior year period). As a percentage of revenue, gross profit increased to 8.2% in the fiscal nine months ended September 28, 2025 as compared to 7.8% in the prior year period driven by more efficient utilization of fixed costs on higher revenue, partially offset by the $13.7 million decrease in storm restoration services revenue, which resulted in $3.8 million less gross profit.

•Revenue from our Non-Union Electric segment totaled $436.0 million in the fiscal nine months ended September 28, 2025, reflecting an increase of $90.0 million, or 26.0%, compared to the prior year period. This increase was primarily driven by an increase in volumes under new and existing MSAs, which was partially offset by a decline in storm restoration services revenue of $36.6 million ($30.1 million in the fiscal nine months ended September 28, 2025 compared to $66.7 million in the prior year period). As a percentage of revenue, gross profit decreased to 10.0% in the fiscal nine months ended September 28, 2025 compared to 11.7% in the prior year period. Profitability was negatively impacted by the $36.6 million decrease in storm restoration services, which resulted in $14.5 million less gross profit. This decrease was partially offset by better MSA performance in the first half of 2025 compared to the first half of 2024 driven by more efficient utilization of fixed costs on higher volumes.

Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $13.8 million, or 18.1% in the current period. This increase was largely driven by an increase in stock-based compensation and accruals for cash-based incentive compensation. The current year period also included $6.9 million in separation-related costs and other non-recurring professional fees compared to $3.4 million in similar non-recurring costs (including strategic review costs and securitization facility transaction fees) in the prior year period. These increases were partially offset by $5.7 million in severance paid in 2024 that was recorded within selling, general and administrative costs in the prior year period. In the current year period, we also incurred incremental costs to operate as a standalone public company and to grow our sales and business development function.

Interest Expense, Net

Interest expense, net decreased by $8.3 million during the current period compared to the prior year period due to a reduction in average debt balance and a decrease in interest rates on outstanding variable-rate borrowings, net of $8.3 million in costs related to the refinance of our credit facility.

Income Tax

Our effective tax rate for the fiscal nine-month periods ended September 28, 2025 and September 29, 2024 was (14.4%) and (3.1%), respectively. The effective tax rate for the current year period was impacted by the disproportionate amount of non-deductible expenses in relation to loss before income taxes. The effective tax rate for the prior year period was impacted by the use of the actual effective tax rate instead of the annual effective tax rate. Additionally, differences in income (loss) before income taxes by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

Non-GAAP Financial Measures

We prepare and present our financial statements in accordance with GAAP. However, management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Base Revenue, Base Gross Profit and Base Gross Profit Margin, all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating results in a way that is consistent with how management evaluates such matters.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) non-cash stock-based compensation, (ii) separation-related costs, (iii) strategic review costs, (iv) severance costs, (v) securitization facility transaction fees, (vi) other professional fees, and (vii) CEO transition costs. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue. Management believes that EBITDA helps investors gain an understanding of the factors affecting our ongoing cash earnings from which capital investments are made and debt is serviced, and that Adjusted EBITDA provides additional insight by removing certain expenses that are non-recurring and/or non-operational in nature. Management believes that Adjusted EBITDA Margin is useful for the same reason as Adjusted EBITDA, and also provides an additional understanding of how Adjusted EBITDA is impacted by factors other than changes in revenue. Because these non-GAAP metrics, as defined, exclude some, but not all, items that affect comparable GAAP financial measures, these non-GAAP metrics may not be comparable to similarly titled measures of other companies.

Adjusted Net Income is defined as net income (loss) adjusted for (i) separation-related costs, (ii) strategic review costs, (iii) severance costs, (iv) amortization of intangible assets, (v) securitization facility transaction fees, (vi) other professional fees, (vii) CEO transition costs, (viii) loss on debt modification and extinguishment, (ix) non-cash stock-based compensation, and (x) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods. Management believes that Adjusted Net Income helps investors understand the profitability of our business when excluding certain expenses that are non-recurring and/or non-operational in nature.
Base Revenue is defined as revenue, net adjusted to exclude revenue and attributable to storm restoration services. Base Gross Profit is defined as gross profit adjusted to exclude gross profit attributable to storm restoration services. Base Gross Profit Margin is calculated by dividing Base Gross Profit by Base Revenue. Revenue derived from storm restoration services varies from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than base infrastructure services projects due to higher contractual hourly rates given the nature of services provided and improved operating efficiencies related to equipment utilization and absorption of fixed costs. Management believes these Non-GAAP measures are more suitable disclosures for evaluating fundamental business performance and for comparison purposes.
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

As to certain of the items related to these non-GAAP metrics: (i) non-cash stock-based compensation varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) separation-related costs represent expenses incurred post-Centuri IPO in connection with the separation and stand up of Centuri as its own public company, including costs incurred in association with Southwest Gas Holdings’ sale of its holdings of our common stock and costs incurred in connection with the establishment of Centuri’s Unutilized Tax Assets Settlement Agreement with Southwest Gas Holdings and under other separation-related agreements, which are not reflective of our ongoing operations and will not recur following the full separation from Southwest Gas Holdings; (iii) strategic review costs represent expenses incurred during the Centuri IPO and related costs incurred to establish Centuri as a public company leading up to the IPO; (iv) severance costs relate to non-recurring restructuring activities; (v)

securitization facility transaction fees represent legal and other professional fees incurred to establish our Securitization Facility; (vi) CEO transition costs represent incremental costs incurred to find and hire a replacement CEO; (vii) other professional fees are non-recurring costs associated with certain one-time events; and (viii) loss on debt modification and extinguishment represents non-recurring professional fees expensed as part of our credit facility refinance as well as the non-cash write-off of unamortized debt issuance costs associated with debt extinguishments. The most comparable GAAP financial measure and information reconciling the GAAP and non-GAAP financial measures are set forth below.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(dollars in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$2,114	$(3,617)	$(7,731)	$(17,153)
Interest expense, net	26,205	23,925	62,314	70,653
Income tax expense	7,918	21,770	973	523
Depreciation expense	27,805	26,546	82,901	81,921
Amortization of intangible assets	6,685	6,662	20,034	19,991
EBITDA	70,727	75,286	158,491	155,935
Non-cash stock-based compensation	2,143	1,318	5,893	810
Separation-related costs	2,343	—	5,518	—
Strategic review costs	—	—	—	2,010
Severance costs	—	531	—	7,188
Securitization facility transaction fees	—	1,393	—	1,393
Other professional fees	—	—	1,379	—
CEO transition costs	—	233	—	233
Adjusted EBITDA	$75,213	$78,761	$171,281	$167,569
Adjusted EBITDA Margin (% of revenue)	8.8%	10.9%	8.1%	8.7%

Adjusted Net Income:

The following table presents reconciliations of net income (loss) to Adjusted Net Income for the specified periods:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(dollars in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$2,114	$(3,617)	$(7,731)	$(17,153)
Separation-related costs	2,343	—	5,518	—
Strategic review costs	—	—	—	2,010
Severance costs	—	531	—	7,188
Amortization of intangible assets	6,685	6,662	20,034	19,991
Securitization facility transaction fees	—	1,393	—	1,393
Other professional fees	—	—	1,379	—
CEO transition costs	—	233	—	233
Loss on debt modification and extinguishment	8,240	1,726	8,240	1,726
Non-cash stock-based compensation	2,143	1,318	5,893	810
Income tax impact of adjustments(1)	(4,853)	(2,966)	(10,267)	(8,339)
Adjusted Net Income	$16,672	$5,280	$23,066	$7,859
(1)Calculated based on a blended statutory tax rate of 25%.

Base Revenue and Base Gross Profit

The following table presents reconciliations of revenue, net to Base Revenue and gross profit to Base Gross Profit and Base Gross Profit Margin.

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(dollars in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Total revenue, net	$850,044	$720,053	$2,124,177	$1,920,151
Less: Storm restoration services revenue	(1,491)	(41,385)	(36,660)	(87,020)
Base Revenue	$848,553	$678,668	$2,087,517	$1,833,131

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(dollars in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Gross profit	$77,960	$75,793	$166,089	$149,576
Less: Storm restoration services gross profit	(353)	(15,256)	(11,345)	(29,640)
Base Gross Profit	$77,607	$60,537	$154,744	$119,936
Base Gross Profit Margin	9.1%	8.9%	7.4%	6.5%

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt. As of September 28, 2025 and December 29, 2024, cash and cash equivalents were $16.1 million and $49.0 million, respectively. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for the next 12 months and the foreseeable future.

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

Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Nine Months Ended
(dollars in thousands)	September 28, 2025	September 29, 2024
Net cash (used in) provided by operating activities	$(5,769)	$97,232
Net cash used in investing activities	(64,161)	(59,291)
Net cash provided by (used in) financing activities	36,953	(18,747)
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
Net cash (used in) provided by operating activities for the fiscal nine months ended September 28, 2025 was $(5.8) million, compared to $97.2 million for the fiscal nine months ended September 29, 2024, representing a decrease in operating cash flows of $103.0 million. This decrease is primarily attributable to our Securitization Facility, as the prior year-to-date period included a $125.0 million favorable impact to cash from operating activities due to the initial sale of accounts receivable upon the inception of our Securitization Facility in September 2024. In the current year, the facility was cash flow neutral, as the same amount of receivables remained sold. Partially offsetting the impact of the Securitization Facility were the factors below, which had a combined net favorable impact on cash from operating activities of approximately $15.7 million year-over-year:

•Net income and non-cash adjustments: Net income adjusted for several non-cash items (stock-based compensation, depreciation, debt issuance cost amortization and write-offs, gain on sale of equipment, and deferred taxes) increased approximately $14.7 million year-over-year.
•Accounts receivable and contract assets: Cash flow decreased $78.5 million (excluding the impacts of the Securitization Facility discussed above) due to higher revenue and the timing of customer billings resulting in increased balances.
•Accounts payable and accrued expenses: Cash flow increased $50.7 million as increased work volumes in the current period and timing of billings by vendors led to higher accounts payable and accrued expenses at the end of the current period.
•Contract liabilities: Cash flow increased $28.8 million, as new projects led to advance billings to customers.

Investing Activities

Net cash used in investing activities was $64.2 million in the fiscal nine months ended September 28, 2025 compared to $59.3 million for the fiscal nine months ended September 29, 2024, an increase of $4.9 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal nine months ended September 28, 2025 and September 29, 2024, we had capital expenditures of $68.7 million and $66.1 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $4.6 million and $6.8 million for the fiscal nine-month periods ended September 28, 2025 and September 29, 2024, respectively.

Financing Activities

Net cash provided by (used in) financing activities was $37.0 million for the fiscal nine months ended September 28, 2025 compared to $(18.7) million for the fiscal nine months ended September 29, 2024. This increase was primarily due to the following factors:
•Non-recurring prior-year transactions: The prior year included $328.0 million in proceeds from the Centuri IPO. The prior year also included $92.8 million in cash outflows to purchase noncontrolling interests in our subsidiaries. These two transactions resulted in a net $235.2 million inflow that did not recur in the current period.
•Term loan financing activity: Net financing cash flows related to our term loan facility increased $354.7 million between periods, as in the prior year we made over $285.0 million in term loan prepayments (using proceeds from the Centuri IPO and Securitization Facility), while in the current year we increased our borrowings under our term loan facility when we refinanced our credit agreement.
•Revolving credit facility activity: Net financing cash flows related to our revolving credit facility decreased $61.0 million between periods. We used the majority of the additional borrowings under our term loan facility to pay down the balance on our revolving credit facility.
Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. The revenue from our Canadian operations was approximately 8% and 7% of total revenue for the fiscal nine-month periods ended September 28, 2025 and September 29, 2024, respectively. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

Credit and Securitization Facilities

Term Loan and Revolving Credit Facility

On July 9, 2025, we signed the sixth amendment to our amended and restated credit agreement to refinance and replace in full our existing term loan facility with an $800 million term loan facility, $93.6 million of which is comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans. This amendment also increased the maximum principal amount of our senior secured revolving credit facility from $400 million to $450 million. This multi-currency facility allows us to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed.

We evaluated whether modification or extinguishment accounting should be applied on a lender-by-lender basis in association with the refinance. The results of this analysis are summarized below:

•Term loan facility: $1.9 million in unamortized debt issuance costs were written-off related to debt extinguishments, and $6.0 million in third-party fees related to debt modifications were expensed. These

$7.9 million in costs were recorded within interest expense, net on the statement of operations. A total of $3.7 million in new lender and third-party costs incurred in the refinance were capitalized as a reduction in long-term debt and will be amortized over the life of the term loan facility.
•Revolving credit facility: $0.4 million in unamortized debt issuance costs were written-off related to debt extinguishments and recorded within interest expense, net on the statement of operations. A total of $1.5 million in new third-party fees were capitalized and will be amortized over the life of the revolving credit facility. These capitalized costs are recorded within other assets on the condensed consolidated balance sheet.

As a result of the refinance, our term loan facility, previously set to mature on August 27, 2028, is now set to mature on July 9, 2032, and our revolving credit facility, previously set to mature on August 27, 2026, is now set to mature on July 9, 2030. The term loan facility, which previously did not have any principal payments due aside from a balloon payment at maturity, now requires quarterly principal payments of $2.0 million with the remainder paid in a balloon payment at maturity. The obligations under our credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility totaled $2.1 billion as of September 28, 2025.

During the fiscal nine months ended September 28, 2025, the maximum amount outstanding on the combined facility was $916.0 million, at which point $800.0 million was outstanding on the term loan portion of the facility. As of September 28, 2025 and December 29, 2024, $95.8 million and $113.5 million, respectively, was outstanding on the revolving credit facility, in addition to $800.0 million and $706.4 million that was outstanding on the term loan portion of the facility as of September 28, 2025 and December 29, 2024, respectively. Also, as of September 28, 2025 and December 29, 2024, there was approximately $297.8 million and $226.1 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $68.6 million and $64.6 million of unused letters of credit available as of September 28, 2025 and December 29, 2024, respectively.
Immediately prior to the sixth amendment, we were required to maintain a leverage ratio of 4.00 to 1.00, and an interest coverage ratio of greater than a minimum of 2.50 to 1.00 under our revolving credit facility. Pursuant to the sixth amendment signed on July 9, 2025, we are now required to maintain a leverage ratio of 4.50 to 1.00 for any future quarter ending prior to September 30, 2026, and 4.00 to 1.00 for any quarter ending on or after September 30, 2026. The requirement to maintain an interest coverage ratio of greater than a minimum of 2.50 to 1.00 remains unchanged. We are currently in compliance with all of our financial covenants under the revolving credit facility.

The applicable margin for the newly amended revolving credit facility ranges from 1.25% to 2.25% for SOFR and Canadian Overnight Repo Rate Average (“CORRA”) loans and from 0.25% to 1.25% for base rate loans, depending on our net leverage ratio. The newly amended term loan facility has a fixed margin of 1.25% for base rate loans and 2.25% for SOFR loans, which is 0.25% lower than the rates prior to the sixth amendment.

Accounts Receivable Securitization

In September 2024, we entered into our Securitization Facility with PNC Bank, National Association (“PNC”) to improve cash flows from trade accounts receivable and used all of the proceeds to pay down our existing debt. Under the Securitization Facility, certain of our designated subsidiaries have sold and/or contributed, and will continue to sell and/or contribute, their accounts receivable and contract assets generated in the ordinary course of their business and certain related assets to the indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) we created specifically for this purpose. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and have derecognized the accounts receivable from our condensed consolidated balance sheet for the current period.
The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of September 28, 2025. We had no unused capacity on the Securitization Facility as of September 28, 2025.
Equipment Term Loans

As of September 28, 2025, we had six equipment term loans with initial amounts totaling approximately $150 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

Recently Issued Accounting Pronouncements

Refer to “Note 2 — Basis of Presentation and Recent Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions. A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2024 Annual Report. We are required to make estimates and judgments in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the fiscal nine months ended September 28, 2025, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the fiscal nine months ended September 28, 2025. Refer to “Quantitative and Qualitative Disclosures about Market Risk” within our 2024 Annual Report for information on financial market risk related to changes in interest rates and currency exchange rates. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third fiscal quarter of 2025 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal three months ended September 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-278834	4.1	April 19, 2024

3.2	Amended and Restated Bylaws of the Registrant	S-8	333-278834	4.2	April 19, 2024

10.1*	Registration Rights Letter Agreement, dated as of August 6, 2025, by and among Centuri Holdings Inc., Icahn Partners LP and Icahn Partners Master Fund LP.	8-K	001-42022	10.1	August 11, 2025

10.2*	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of July 9, 2025, among Centuri Holdings, Inc., Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	8-K	001-42022	10.1	July 14, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

_________
*Certain personal information and schedules in this exhibit has been omitted in accordance with Regulation S-K Item 601(a)(6) and Item 601(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURI HOLDINGS, INC.

Date: November 5, 2025	By:	/s/ Kendra L. Chilton
Kendra L. Chilton
Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)