Form 10-K
period 2025-12-28
Centuri Holdings, Inc.
filed 2026-02-26
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
Yes ☒   No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2025, based upon the closing price of the common stock as reported by the New York Stock Exchange on such date, was approximately $911.5 million
As of February 20, 2026, the number of outstanding shares of Common Stock of the registrant was 100,816,444.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Specific forward-looking statements in this Annual Report on Form 10-K include:
•Our belief that our brand, scale, experience and fulsome service offerings comprise the necessary profile to attract and retain the best talent and to competitively position ourselves among the largest providers in the sector, while prioritizing the safety of our employees, customers and other stakeholders
•Our belief that our cash and cash equivalents are managed by high credit quality financial institutions;
•Our belief that our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for the next 12 months and the foreseeable future;
•Our belief that the One Big Beautiful Bill Act will not have a material impact on our financial position or results of operations;
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
•Our belief that any liabilities resulting from any known legal matters, including the City of Chicago matter described in “Note 18 — Commitments and Contingencies — Legal Proceedings,” will not have a material effect on our financial position, results of operations or cash flows;
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

Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the Investor Relations section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of, and is not incorporated to, this Annual Report on Form 10-K.

Part I
Item 1. Business

Overview

We are a leading North American utility and energy infrastructure services company with over 115 years of operating history, and we partner with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. We serve as a long-term strategic partner to, and an extension of, North America’s electric, gas, and combination utility providers, delivering a wide range of infrastructure solutions that ensure safe, reliable and environmentally sustainable energy operations. Our service offerings primarily consist of the modernization of utility infrastructure through the replacement, maintenance, retrofitting, and installation of electric and natural gas distribution and utility-scale transmission networks and building capacity to meet current and future demands. We also serve complementary, attractive and growing end markets such as distributed power projects and data centers. Our essential services enable our customers to enhance the safety, reliability and environmental sustainability of the electric and natural gas networks that consumers rely upon to meet their essential and evolving energy needs. Guided by our values and our unwavering commitment to serve as long-term partners to customers and communities, our more than 9,600 employees enable our customers to safely and reliably deliver electricity and natural gas and achieve their goals for environmental sustainability.

During the fiscal year ended December 28, 2025 (“fiscal 2025”), we served over 400 customers. Our customers include American Electric Power, Enbridge, Entergy, Exelon, NiSource, National Grid, Sempra Energy and Southern Company, among others. Our top 20 customers are almost exclusively investment-grade utilities and represented 65% of our revenues during fiscal 2025.

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

Numerous infrastructure replacements or upgrades are needed to support North America’s electric grid capacity and modernize electric and gas delivery systems to accommodate future demand. Additionally, we are strongly positioned to support the infrastructure needed to connect renewable energy to existing distribution systems.

We currently operate across 97 locations in 46 U.S. states and six Canadian provinces, enabling us to support our customers across multiple geographies. The majority of our customer relationships are governed by long-term master service agreements (“MSAs”), comprising approximately 78% of our total revenue during fiscal 2025. Additionally, of the remaining 22% of our total revenue that was generated from bid contracts, 8% was generated from existing MSA customers. We predominantly perform smaller, lower-risk distribution projects for our customers. Our focus on MSA-driven work, long-term customer partnerships and recurring maintenance-oriented work orders provides us greater visibility to our demand outlook.

We maintained a favorable mix of contracts, with 79% of our fiscal 2025 revenue generated from variable-priced contracts (56% of revenue from unit-priced contracts and 23% from time and materials (“T&M”) contracts). We believe that the limited number of fixed-price contracts we work under, which represented the remaining 21% of our fiscal 2025 revenue, is among the lowest in the industry and serves to minimize execution risk across our operations.

We are committed to sustainability through our work, which modernizes infrastructure to serve the future, and in our operations where we adhere to an internal set of guiding principles that ensure we operate with the highest standards of integrity and sustain a lasting business.

Our Business Lines

We report our results under four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Utility Services (“Canadian Operations”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). Canadian Operations was previously known as Canadian Gas Utility Services or “Canadian Gas”. We renamed the segment to reflect the expanded scope of services offered by the segment following our acquisition of Connect Atlantic Utility Services Corporation (“Connect”), which is included in this segment. The addition of Connect was the only change in the composition of this segment. For additional information regarding the acquisition of Connect and its impact on our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and “Note 8 — Acquisitions” to the consolidated financial statements.

U.S. Gas

U.S. Gas provides comprehensive services, including maintenance, replacement, repair, and installation for local natural gas distribution utilities (“LDCs”) focused on the modernization of customers’ infrastructure throughout the United States. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, utility-scale transmission and end-user infrastructure, rather than large-scale, project-based, cross-country transmission. In addition, U.S. Gas performs other underground services, including water and fiber, and has an in-house fabrication shop providing pipe and component assembly. This segment is able to cater to the needs of its gas utility services and energy customers by serving union and non-union markets.

Canadian Operations

Canadian Operations provides comprehensive services, including maintenance, replacement, repair, and installation for local gas and electric utilities and energy providers. A majority of the work performed in this segment is focused on distribution, urban transmission and end-user interface under MSAs for gas and electric utilities. This segment also provides storm response services and performs construction of electrical systems used in renewable energy projects.

Union Electric

Union Electric provides a comprehensive set of electric utility services encompassing maintenance, replacement, repair, upgrade, and expansion services for urban transmission and local distribution infrastructure within union markets. The work performed within this segment is focused primarily on recurring local distribution and urban transmission services under MSAs, as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter. In addition to core electric utility infrastructure, this segment provides heavy industrial work, including civil, mechanical, electrical, and fabrication (component assembly) services.

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

Geographic footprint, size, contract type, internal sharing of resources, work mix and breadth of services are key differentiating characteristics in the industry and allow us to uniquely position ourselves to capture opportunities that arise. We are one of the few utility infrastructure service providers that is maintenance-oriented, distribution-focused and have no exposure to cross-country pipeline projects. Furthermore, we often maintain multiple service agreements with our customers across the U.S. and Canada.

The utility industry is characterized by consistent growth of highly predictable, non-discretionary, regulatory-driven investment, supporting resilience through economic cycles and periods of economic disruption. Additionally, the increased programmatic investment for upgrading or replacing older electric and gas utility infrastructure networks, as well as the deployment of “smart” systems, artificial intelligence (“AI”), and energy transition initiatives, provides a solid growth outlook for the utility services sector and opportunities for service diversification and continuous consolidation among the largest service providers, particularly as utilities reduce their work forces and rely more heavily on scaled service providers. We believe that increasing power demands driven by AI, advanced manufacturing, and an increase in overall consumer energy use will also require additional infrastructure to support North American energy networks. Further, an increased occurrence of extreme weather events has driven, and we believe will continue to drive, an immediate need for assistance from infrastructure providers with appropriate expertise and a large footprint to allow for a quick response.

Our Separation from Southwest Gas Holdings

We were previously a privately held subsidiary of Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”). On April 17, 2024, we completed an initial public offering (the “Centuri IPO”) and began trading on the New York Stock Exchange (the “NYSE”) under the ticker “CTRI”. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of our common stock, or approximately 81% of the total outstanding shares of our common stock.

Subsequent to the Centuri IPO, Southwest Gas Holdings fully divested its ownership in us through a series of transactions detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”. Prior to these transactions, Southwest Gas Holdings’ chief executive officer and director, Karen Haller, served as Chair of our Board of Directors (the “Board”). As a result of Southwest Gas Holdings’ ownership exit, our Board appointed Christopher Krummel as the independent Chair of our Board, effective September 15, 2025, replacing Ms. Haller, who remains a member of our Board. Ms. Haller also resigned from our Board’s compensation committee.

Competition

We operate in a highly competitive and highly fragmented industry, as we compete with many regional and local providers. Some national competitors do exist in our industry. These competitors include Quanta Services, Inc., MYR Group, Mastec, Inc., Primoris Services Corporation and Everus Construction Group, Inc.

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

Sustainability

Sustainability is ingrained in our business operations. Our vision for building a sustainable business is guided by six guiding principles: ensure the safety of our employees and communities; maintain high standards for environmental stewardship; foster a positive impact in the communities in which we live and work; contribute to a sustained local economy by creating jobs and growing business; bring our differentiated expertise to every quality project we deliver; and maintain an inclusive, fair, and welcoming work environment. We regularly engage our various stakeholder groups to ensure our business processes align with their most pressing concerns while supporting our core business strategy. We track and measure an established set of sustainability performance metrics to help us understand and report our overarching impact. Our most recent Corporate Sustainability Report can be found on our website at www.Centuri.com/Sustainability. The information on our website and Sustainability Report does not constitute a part of, and is not incorporated by reference into, this report or any other report we file with (or furnish to) the SEC, whether made before or after the date of this report.

Regulatory Environment

We are not directly regulated by the state utilities commissions or by the Federal Energy Regulatory Commission (“FERC”) in any of our operating areas. Our operations are subject to various laws and regulations including:
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

Suppliers

Under the terms of a majority of our MSAs and other customer agreements, materials used in our infrastructure service activities are specified, purchased and supplied by our customers.

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

We are committed to a culture of continuous improvement in regard to the safety and health of our employees and the communities we serve every day. We strive to operate event-free and believe that no work is important enough to compromise the health, safety or mental well-being of our employees, the public or the communities where we work. Supporting this is our commitment to fostering a world-class safety culture where our high standards for environmental, health, safety, and quality (“EHSQ”) are incorporated in everything we do – from creating a safe and healthy workplace for our employees, ensuring our services are performed safely and responsibly, minimizing our environmental impact, and delivering a quality service. With our “Think Ahead” philosophy, we continue to advance our EHSQ goals with investment in programs and initiatives that ensure continuous improvement. Employees receive initial safety orientation training and certifications to learn practices, procedures, and policies established by our businesses. New and recurring safety training occurs at regular intervals thereafter. Frontline safety strategies, developed with executive leadership, contribute to the improvement of our safety management systems. Safety metrics also form part of incentive compensation programs for leaders of our business units, reinforcing our top priority to safeguard our communities, our employees, and our assets. Such metrics include Total Recordable Incident Rate and Days Away/Restricted/Transferred, which are measures that are widely used in the utility infrastructure industry.

We also maintain additional behavioral-based programs and extensive employee training initiatives to promote safe work, such as our “Think SAFE” and “Good Catch” programs. Since its inception in 2019, our Think SAFE program has established safety ownership at all levels within the organization from our senior leadership team to our front line. Through Think SAFE visits and activities, leaders encourage safety-focused dialogue with crew members through visible, felt leadership. As part of our Good Catch program, crew members record safety observations to reinforce positive actions and identify the need for corrective action in a peer-to-peer setting. These programs encourage employees to open genuine lines of communication to promote EHSQ awareness on all job sites at all times. These observations and activities are recorded and analyzed, which provides us with measurable data that is shared across the enterprise and used to help us achieve continuous improvement in our safety performance year-over-year, bringing us closer to our goal: Every Employee, Home Safely, Every Day.

As of December 28, 2025, we had 9,687 regular full-time equivalent employees working in 46 U.S. states and six Canadian provinces. Employee counts fluctuate between seasonal periods and are typically highest in the summer and fall. Approximately 57% of our employees are represented by unions and covered by collective bargaining agreements. We maintain a competitive market-based total rewards strategy to attract, retain, motivate and develop employees. Our vision for the future is only achievable by developing the best workforce in the industry, and we have committed to doing that by providing a stable foundation for employees to grow and thrive.

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

Availability of Information for Stockholders

Centuri Holdings, Inc. was incorporated in Delaware in 2023. Our executive offices are located at 19820 North 7th Avenue, Suite 120, Phoenix, Arizona 85027 and our telephone number is (623) 582-1235.
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
•Our business could be negatively affected as a result of action of activist stockholders.
•Failure to attract and retain an appropriately qualified employee workforce could materially and adversely affect our collective operations.
•Potential indemnification liabilities to Southwest Gas Holdings could materially and adversely affect our businesses, financial condition, results of operations and cash flows.

Risks Related to Accounting Estimates, Judgments, Timing and Impacts Related to Taxation
•Our financial results are based upon estimates and assumptions that may differ from actual results.
•Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.
•Changes in applicable tax laws and regulations could adversely affect our business, and our tax burden could increase as a result of ongoing or future tax audits.
•Our ability to use our net operating loss carryforwards and other tax attributes may be limited due to certain provisions of the Internal Revenue Code or state tax law.

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

Risks Related to Ownership of Our Common Stock
•The price of our common stock may fluctuate significantly.
•Future sales by the Icahn Group, or sales by other holders of shares of our common stock, or the perception that such sales may occur, could cause the price of our common stock to decline, potentially materially.

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
Certain customers have in the past and may in the future account for a significant portion of our revenues. For example, during the fiscal year ended December 28, 2025, approximately 48% of our revenues were generated collectively from our top ten customers and approximately 65% of our revenues were generated collectively from our top 20 customers. This customer concentration could adversely affect operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were terminated or not replaced or extended. Although we have long-standing relationships with many of our significant customers, a significant customer may unilaterally reduce or discontinue business with us at any time or merge or be acquired by a company that decides to reduce or discontinue business with us. If a significant customer were to file for bankruptcy protection or cease operations, it could result in reduced or discontinued business with us. The loss of business from one or more of our significant customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
During the fiscal year ended December 28, 2025, approximately 78% of our total revenue was generated from long-term MSAs. Generally, our MSAs do not require our customers to commit to a minimum amount of services. The majority of these contracts may be cancelled by our customers for convenience upon minimal notice (typically 30 days), regardless of whether we are in default. In situations where a customer determines it has cause to terminate a contract, even shorter notice is generally required (48 hours to 10 days). In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice or limited notice (anywhere from 48 hours to 30 days).

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
We currently generate, and expect to continue to generate, a considerable portion of our revenue and profit under unit- and fixed-price contracts. During the fiscal year ended December 28, 2025, approximately 77% of our revenue was derived from unit- and fixed-price contracts. In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of a project may be higher than the costs we estimate at the commencement of the agreement, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated. Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:
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

Furthermore, part of our growth strategy is to expand into high-growth service lines. We intend to seek additional clean energy projects that include renewable natural gas, wind and solar connections, and electric vehicle charging and battery storage related infrastructure. We may not be successful in obtaining new contracts to do this work, and we may expend significant resources exploring opportunities to do so and to prove our capabilities.

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
From time to time, we perform work within the clean energy infrastructure market. Expansion into the clean energy infrastructure market has required, and further expansion will continue to require, additional capital expenditures or increased operating costs. Currently, the development of offshore wind energy and other renewable energy facilities is dependent on the existence of renewable portfolio standards and other state incentives and requirements. Renewable portfolio standards are state-specific statutory provisions requiring or encouraging that electric utilities generate a certain amount of electricity from renewable energy sources. These standards have initiated significant growth in the renewable energy industry and potential demand for renewable energy infrastructure construction services. Elimination of, or changes to, existing renewable portfolio standards, tax credits or environmental policies may negatively affect future demand for our services related to renewable energy, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may pursue acquisitions, which may not be successful and may divert financial and management resources. If we fail to integrate acquisitions successfully, we may experience operational challenges and risks which may have a material adverse effect on our business.
As part of our growth strategy, we have and may continue to acquire companies that expand, complement or diversify our business. For example, we acquired Connect in 2025, Riggs Distler & Company, Inc. (“Riggs Distler”) in 2021, and Linetec Services, LLC in 2018. We may be unsuccessful in completing acquisition opportunities that we pursue, which would cause us to incur pursuit costs without the commensurate benefit of completing the acquisition. Other interested parties may be more successful than us in executing and closing acquisitions in competitive auctions. Our ability to enter into and complete acquisitions may be restricted by, or subject to, various approvals under U.S., Canadian or other applicable law or may not otherwise be possible, may result in a possible dilutive issuance of our securities, or may require us to seek additional financing. Furthermore, completed acquisitions may expose us to operational challenges and risks, including, among others:
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

Despite these mitigation efforts, the constrained supply conditions may materially and adversely impact our business, financial condition, results of operations and cash flows. Weather-related events, changes in U.S. tariff-policy, inflationary pressure, a fluctuating labor market, and geopolitical instability, among others, have also contributed to and exacerbated this strain within and outside the United States, and there can be no assurance that these impacts on the supply chain will not continue, or worsen, in the future, negatively impacting any of our operating business lines and their results. The current supply chain challenges, including, for example, the imposition of expansive tariffs on imported goods to the United States, could also result in increased use of cash, engineering design changes, and delays in the completion of projects, each of which could adversely impact our business and results of operations. In the event these supply chain challenges persist for the foreseeable future, these conditions could materially and adversely impact our results of operations and financial condition over an extended period.

Our business could be negatively affected as a result of actions of activist stockholders.
We have been, and may continue to be, the subject of actions by activist stockholders. On November 10, 2025, the Company entered into a Director Appointment and Nomination Agreement (the “Cooperation Agreement”) with Carl C. Icahn and the persons and entities listed therein (the “Icahn Group”), pursuant to which they have appointed a director to the Board. Additionally, as of February 20, 2026, the Icahn Group beneficially owned an aggregate of 10% of the outstanding shares of our common stock. There can be no assurances that the Icahn Group, when the Cooperation Agreement expires, or other activist stockholders will not pursue similar actions with respect to us in the future.

Responding to actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. Perceived uncertainties among current and potential customers, employees, and other parties as to our future direction could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These actions could also cause our stock price to experience periods of volatility, which could disrupt our ability to access the capital markets for financing purposes.

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
Generally, our contracts provide that the customer is responsible for providing the materials for a given project, exposing them to market risk of increases in certain commodity prices of materials, such as copper and steel, which are supplies or materials components utilized in all of our operations. We and our customers are also exposed to the availability of these materials which have been impacted by the supply-chain disruptions arising from geopolitical instability, international sanctions, inflationary pressures, and regulatory slowdowns. In addition, our customers’ capital budgets may be impacted by the prices of certain materials, and reduced customer spending could lead to fewer project awards and more competition. These prices could be materially impacted by general market conditions, inflationary pressures, and other factors, including U.S. trade relationships with other countries or the imposition or future increase of tariffs. Additionally, some of our fixed- and unit-price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.

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

Successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. During the fiscal year ended December 28, 2025, we subcontracted approximately 16% of our services. If our subcontractors fail to perform their contractual obligations as a result of financial or other difficulties, or if our subcontractors fail to meet the expected completion dates or quality standards, we may be required to incur additional costs or provide additional services in order to make up such shortfall and we may suffer damage to our reputation.

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
We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. The loss of any of our executive officers, or other key personnel, such as our operations managers and the executive leadership teams of any of our operating subsidiaries, among other senior management members, could affect our ability to run our business effectively. Competition for senior management is intense, and we may not be able to adequately incentivize or retain our personnel. For example, we appointed a new Chief Executive Officer, who joined the Company on December 3, 2024. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement, as well as to performing the departed person’s responsibilities until a replacement is found. If we fail to find a suitable replacement for any departing executive or senior officer on a timely basis, such departure could materially and adversely affect our ability to operate and grow our business.

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
As of December 28, 2025, approximately 57% of our workforce was covered by collective bargaining agreements with labor unions, which is typical of the utility infrastructure services industry. Of the 332 collective bargaining agreements to which we currently are a party, 27 expire during 2026 and 14 expire during 2027 and require renegotiation. The terms of these agreements limit our discretion in the management of covered employees and our ability to nimbly implement changes to meet business needs. For example, under certain of our collective bargaining agreements we owe unionized employees “show up pay” for up to a full day’s work on days when weather conditions make it impossible to safely undertake regular outdoor construction operations if we do not alert them by a specified cut off time on the prior day. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. In the current inflationary environment, negotiations over union wage rates or increases in benefits may slow or derail contract renegotiations, which may lead to potential strikes or work stoppages. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and have a material adverse effect on our business and results of operations and cash flows.

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
As of December 28, 2025, we had outstanding indebtedness of approximately $754.2 million, including finance lease liabilities, and had the ability to incur approximately $302.4 million in additional indebtedness under our existing revolving credit agreement when considering our covenants. In addition, as of December 28, 2025, we had $125.0 million outstanding under our accounts receivable securitization facility, which is an off-balance sheet arrangement and not classified as debt on our balance sheet. This debt and our obligations under the accounts receivable securitization facility could have important, adverse consequences to us and our investors, including:
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
Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Our weighted average interest rate on our variable rate debt during the fiscal year ended December 28, 2025 was 6.59%. The annual effect on our pretax earnings of a hypothetical 100 basis point increase or decrease in variable interest rates would be approximately $7.1 million based on our December 28, 2025 balance of variable rate debt.

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
We are currently subject to income and other taxes (including sales, excise, and value-added) in the United States and Canada. Thus, the tax treatment of our company is subject to changes in tax laws or regulations, tax treaties, or positions by the relevant authority regarding the application, administration, or interpretation of these tax laws and regulations. These factors, together with the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and uncertainties regarding the geographic mix of earnings in any period, can affect our estimates of our effective tax rate and income tax assets and liabilities, result in changes in our estimates and accruals, and have a material adverse effect on our business results, cash flows, or financial condition. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance. For example, on July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains numerous revisions to the Internal Revenue Code of 1986, as amended (the “Code”), such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The OBBBA did not have a material impact on our effective tax rate in 2025, and we do not expect it to have a material impact on our effective tax rate in 2026. While further evaluation is ongoing, the OBBBA is also not expected to have a material impact on our financial position or results of operations.

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

Risks Related to our Relationship with Southwest Gas Holdings

We may be subject to certain contingent tax liabilities of Southwest Gas Holdings for taxable years in which we were a member of its consolidated group.
Under the Code and the related rules and regulations, each corporation that was a member of the Southwest Gas Holdings consolidated group during any part of any consolidated return year is severally liable for the U.S. federal income tax liability of the entire Southwest Gas Holdings consolidated group for that year. Consequently, if Southwest Gas Holdings is unable to pay the consolidated U.S. federal income tax liability for a period in which we were a member of its consolidated group, we could be required to pay the entire amount of such tax, which could be substantial and in excess of the amount that would be allocated to us under the Tax Matters Agreement. Similar rules and consequences may apply under state, local or non-U.S. law.

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

Our ability to use our net operating loss carryforwards and other tax attributes may be limited due to certain provisions of the Internal Revenue Code or state tax law.
As of December 28, 2025, we had net operating loss carryforwards (“NOLs”) of approximately $301.1 million for U.S. federal income tax purposes and $260.2 million (net of valuation allowances) for state income tax purposes. Realization of these NOLs depends on future taxable income, and there is a risk that our existing NOLs for state income tax purposes could expire unused and be unavailable to offset future state taxable income.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as tax credits) to offset its post-change taxable income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over the testing period, which is generally the three-year period preceding any potential ownership change.

Certain of our NOLs and other tax attributes currently are subject to annual limitations under Sections 382 and 383 of the Code because of prior ownership changes. However, we currently expect that we will be able to utilize such NOLs and tax attributes (excluding those on which we have recorded a valuation allowance) prior to their expiration. Another ownership change currently or at a subsequent point in time could limit our ability to use pre-change federal NOLs and other tax attributes to offset future taxable income and taxes. Similar provisions of state tax law may also apply. Any such limitation, if applicable, could adversely affect our business, financial condition, results of operations, and prospects.

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

Additionally, inflationary pricing has had and may continue to have a negative effect on the construction costs necessary for us to complete projects, particularly with respect to fuel, labor, and subcontractor costs discussed above. We have and continue to experience pressures on fuel, materials, and certain labor costs as a result of the inflationary environment and current general labor shortage, which labor shortage has resulted in increased competition for skilled labor and wage inflation. We have not been able to (except in limited circumstances), and may not be able to, fully adjust contract pricing to compensate for these cost increases, which has adversely affected, and may continue to adversely affect, our profitability and cash flows. Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainty for our customers and affect the level of their project activity, which could also adversely affect our profitability and cash flows.

In recent years, the Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) has raised benchmark interest rates to combat inflation and may potentially do so again in the future, which likely would cause our borrowing costs to increase over time. As a result of the inflationary factors discussed above affecting the Company, our business, financial condition, results of operations, cash flows, and liquidity could be materially and adversely affected over time.

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
There are numerous inherent risks in conducting our business in a different country including, but not limited to, potential instability in markets, political, economic or social conditions, and difficult or additional legal and regulatory requirements applicable to our operations. Limits on our ability to repatriate earnings, exchange controls, and complex U.S. and Canadian laws and treaties including laws related to the U.S. Foreign Corrupt Practices Act and similar laws could also adversely impact our operations. Changes in the value of the Canadian dollar could increase or decrease the U.S. dollar value of our profits earned or assets held in Canada or potentially limit our ability to reinvest earnings from our operations in Canada to fund the financing requirements of our operations in the United States. We also are exposed to currency risks relating to the translation of certain monetary transactions, assets and liabilities. In addition, U.S. relations with the rest of the world, including Canada, remains uncertain with respect to taxes, trade policies and tariffs, especially as the political landscape changes. Changes in U.S. administrative policy have led, and may continue to lead, to significant increases in tariffs for imported goods and other trade restrictions. For example, in 2025, the Trump Administration announced additional tariffs on goods from all countries pursuant to the International Emergency Economic Powers Act. These tariffs were later found to have exceeded presidential authority and were invalidated by the courts. Following such ruling, President Trump implemented a 150-day “global tariff” of 10% effective February 24, 2026, using presidential powers under the Trade Act of 1974, and indicated a desire to increase such tariffs to 15% and to seek to extend such tariffs under other statutes. The imposition of such tariffs may continue to strain international trade relations and increase the risk that foreign governments, such as Canada, implement retaliatory tariffs on goods imported from the United States. In addition, the scope and durability of existing and future tariff measures remain uncertain. These risks could restrict our ability to provide services to Canadian customers or to operate our Canadian business profitably and could have a material adverse effect on our results.

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
Current and potential legislative or regulatory actions may impact demand for our services, requiring utilities to meet reliability standards, and encourage installation of new electric transmission and distribution and renewable energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services.

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

Federal, state, and local legislative and regulatory proposals to address greenhouse gas emissions could result in a variety of regulatory programs, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers. If new regulations are adopted regulating greenhouse gas emissions from mobile sources such as cars and trucks, we could experience a significant increase in environmental compliance costs due to our large fleet. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer.

There has been a shift away, however, from the federal regulation of greenhouse gas emissions under the Trump Administration. For example, in March 2025, a Joint Resolution of Disapproval under the Congressional Review Act was signed which prohibited the Environmental Protection Agency’s (the “EPA”) November 2024 Waste Emissions Charge rules from taking effect and the July 2025 OBBBA postponed the EPA’s imposition of the same until to 2034.

On September 16, 2025, the EPA announced a proposal to end the Greenhouse Gas Reporting Program for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution). Reporting for petroleum and natural gas systems under the Greenhouse Gas Reporting Program would be deferred until 2034 under the proposal. In December 2025, the EPA issued a final rule extending several compliance deadlines associated with the new methane rules for the oil and gas industry that took effect in May 2024. On February 12, 2026, the EPA announced the repeal of its 2009 “Endangerment Finding” under the Clean Air Act, which found that greenhouse gas emissions endanger the public health and welfare of current and future generations and emissions of greenhouse gas from motor vehicles contribute to air pollution. The repeal calls into question EPA’s authority to regulate greenhouse gas emissions, as well as EPA’s prior scientific assessment of climate change risks. Litigation regarding the repeal is anticipated and it is unclear how the repeal will impact EPA’s regulation of greenhouse gas going forward. The move away from regulating greenhouse gas and the rescission of the Endangerment Finding mark a significant shift in federal climate policy. Nevertheless, state and local governments may continue to regulate greenhouse gases.

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

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Further, we are also required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting, and our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

Future sales by the Icahn Group and other holders of shares of our common stock, or the perception that such sales may occur, could cause the price of our common stock to decline, potentially materially.
We have granted certain registration rights to the Icahn Group. As of February 20, 2026, the Icahn Group beneficially owned an aggregate of 10% of the outstanding shares of our common stock. We are unable to predict with certainty whether or when the Icahn Group will dispose of a substantial number of shares of our common stock that they own. However, the Cooperation Agreement with the Icahn Group contains certain (i) minimum ownership requirements for the Icahn Group to maintain its director designee on the Board and (ii) limitations on the manner and amount of sales of our common stock that may be conducted by the Icahn Group, each of which may discourage or limit substantial disposals by the Icahn Group. The sale of a substantial number of shares of our common stock, or the perception that such a sale could occur, could significantly reduce the prevailing market price of shares of our common stock.

The market price of shares of our common stock may be volatile, which could cause the value of our stockholders’ investment to decline, potentially significantly.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, investments by activist investors in our common stock or speculation in the press or investment community, announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our common stock could decrease significantly.

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
We have never paid cash dividends on our common stock, and our present policy is to retain any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. The decision to pay any dividends in the future, and the timing and amount thereof, to our stockholders will fall within the discretion of the Board. The Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our then existing debt agreements, industry practice, legal requirements and other factors that the Board deems relevant. For more information, please refer to the section entitled “Dividend Policy.” Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if we commence paying dividends. Investors should not rely on an investment in our common stock if they require income generated from dividends paid on our common stock. Because we do not intend to pay dividends on our common stock, any income derived from our common stock would only come from a rise in the market price of our common stock, which is uncertain and unpredictable.

Our stockholders’ percentage ownership in us may be diluted in the future.
We are not restricted from issuing additional common stock. Our Charter provides that we may issue up to a total of 850,000,000 shares of common stock, of which 100,724,862 shares are outstanding as of the date of this Annual Report on Form 10-K. We intend to grow our business organically as well as through acquisitions, such as the Connect acquisition. Occasionally, we may issue shares of common stock as consideration in our acquisitions, and we may have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. In connection with the Centuri IPO, we filed a registration statement on Form S-8 to register the shares of our common stock that we reserved for issuance under our equity incentive plan. The Compensation Committee has granted, and we expect will continue to grant, additional equity awards to our employees and directors from time to time under our equity incentive plan. The issuance of additional shares of our common stock in connection with future acquisitions, financing transactions, stock-based payment awards or other issuances of our common stock will dilute the ownership interest of our common stockholders. Sales of a substantial number of shares of our common stock or other equity-linked securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

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
•the inability of our stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of the Board to issue preferred stock without stockholder approval;
•the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board; and
•the requirement that the affirmative vote of stockholders holding at least two-thirds of our voting stock is required to amend certain provisions in our Bylaws and our Charter.

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

Item 2. Properties

Centuri currently maintains its principal executive offices at 19820 North 7th Avenue, Suite 120, Phoenix, Arizona 85027. Including the principal office, Centuri operates in 97 primary locations across 46 states in the U.S. and six Canadian provinces, and these locations are used across our different reportable segments. As of December 28, 2025, Centuri maintained 117 long-term (greater than 12 months) facility leases across its areas of operations and eight owned properties. Centuri considers its facilities suitable and adequate for the purposes of which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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

Holders of Record

As of February 20, 2026, there were three holders of record of our common stock, and the market price of our common stock was $31.85. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never paid cash dividends on our common stock, and our present policy is to retain any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of the Board. The Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our then existing debt agreements, industry practice, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and other factors that our Board deems relevant. Our ability to pay future dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if we commence paying dividends. See “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not intend to pay dividends on our common stock for the foreseeable future.”

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

The following graph shows the cumulative total return to stockholders of our common stock between April 18, 2024 (the date that our common stock commenced trading on the NYSE) through December 28, 2025 relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) and of the stock of a group of peer companies of the Company in the construction and engineering industry for both 2024 and 2025.

In fiscal 2025, we established a new peer group consisting of Ameresco, Inc., APi Group Corporation, Arcosa, Inc., Comfort Systems USA, Inc., Construction Partners, Inc., Dycom Industries, Inc., Granite Construction Incorporated, IES Holdings, Inc., Mastec, Inc., MDU Resources Group, Inc., MYR Group Inc., NV5 Global, Inc., Primoris Services Corporation, Sterling Infrastructure, Inc., and Tutor Perini Corporation (“2025 Peer Group”). The change in peer group reflects changes within our industry and changes in market capitalizations.

The 2024 Peer Group, presented for comparative purposes, consisted of Ameresco, Inc., Comfort Systems USA, Inc., Dycom Industries, Inc., EMCOR Group, Inc., Granite Construction Incorporated, IES Holdings, Inc., KBR, Inc., Mastec, Inc., MDU Resources Group, Inc., MYR Group Inc., Primoris Services Corporation, Sterling Infrastructure, Inc., Team, Inc., Tetra Tech, Inc., and Tutor Perini Corporation.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the S&P 500, and our 2025 Peer Group and 2024 Peer Group on April 18, 2024, the date our common stock began trading on the NYSE, and the relative performance of each investment is tracked through December 28, 2025, the end of our last fiscal year. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
Among Centuri Holdings, Inc., the S&P 500 and a Peer Group

$250
$200
$150
$100
$50
4/18/2024
6/30/2024
9/29/2024
12/29/2024
3/30/2025
6/29/2025
9/28/2025
12/28/2025
Centuri Holdings, Inc.
S&P 500
2024 Peer Group
2025 Peer Group

Recent Sales of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during the fiscal year ended December 28, 2025.

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

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months, quarters and years throughout relate to fiscal months, quarters and years rather than calendar months, quarters and years. Fiscal years 2025, 2024, and 2023 ended on December 28, 2025, December 29, 2024, and December 31, 2023, respectively, and each year had 52 weeks.

Overview

Company Overview

We are a leading North American utility and energy infrastructure services company, and we partner with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. We serve as a long-term strategic partner to, and an extension of, North America’s electric, gas and combination utility providers, delivering a wide range of infrastructure solutions to ensure safe, reliable and environmentally sustainable energy operations. Our service offerings primarily consist of the modernization of utility infrastructure through the replacement, maintenance, retrofitting and installation of electric and natural gas distribution and utility-scale transmission networks and building capacity to meet current and future demands. We also serve complementary, attractive and growing end markets such as distributed power projects and data centers. Our essential services enable our customers to enhance the safety, reliability and environmental sustainability of the electric and natural gas networks that consumers rely upon to meet their essential and evolving energy needs. Guided by our values and our unwavering commitment to serve as long-term partners to customers and communities, our employees enable our customers to safely and reliably deliver electricity and natural gas and achieve their goals for environmental sustainability.

Separation from Southwest Gas Holdings

We were incorporated in Delaware in June 2023 as a wholly owned subsidiary of Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”). We were formed for the purpose of completing an initial public offering, facilitating the separation of Centuri Group, Inc. (the “Operating Company”) from Southwest Gas Holdings and other related transactions in order to carry on the business of the Operating Company, our predecessor for financial reporting purposes. Prior to April 13, 2024, Southwest Gas Holdings owned 1,000 shares of our common stock, representing 100% of the issued and outstanding shares of our common stock. On April 13, 2024, we issued 71,664,592 shares of common stock to Southwest Gas Holdings as consideration for the transfer of assets and assumption of liabilities of the Operating Company (the “Separation”). Following the completion of the Separation, the Operating Company became our wholly owned subsidiary, and all of our operations are conducted through the Operating Company.

On April 17, 2024, the registration statement related to the initial public offering of our common stock was declared effective, and our common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO and a concurrent private placement were completed with total net proceeds of $327.7 million. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of our common stock (“CTRI shares”), or approximately 81% of the total outstanding CTRI shares.

Subsequent to the Centuri IPO, Southwest Gas Holdings divested all of its remaining ownership interest in our Company through the course of several transactions described in more detail below. We did not receive any proceeds from any of these transactions.

•On May 22, 2025 and June 18, 2025, Southwest Gas Holdings completed secondary public offerings, selling a total of 21,562,500 CTRI shares, with additional private placements closing on May 22, 2025 and July 8, 2025, in which Southwest Gas Holdings sold a total of 3,917,382 CTRI shares to Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn and members of the Icahn Group (“Icahn Partners”). After these transactions, Southwest Gas Holdings owned 46,185,710 CTRI shares, or approximately 52% of total outstanding CTRI shares.

•On August 11, 2025, Southwest Gas Holdings completed another secondary public offering of 17,250,000 CTRI shares and concurrent private placement to Icahn Partners of 1,573,500 CTRI shares (together, the “August sell-down”). After completion of the August sell-down, Southwest Gas Holdings owned 27,362,210 CTRI shares, or approximately 31% of total outstanding CTRI shares, resulting in (i) the loss of its controlling interest in our company and (ii) the Company ceasing to be a “controlled company” under the NYSE rules.

•On September 5, 2025, Southwest Gas Holdings completed a final secondary public offering (the “Final Disposition”) of its remaining 27,362,210 CTRI shares. As a result, Southwest Gas Holdings no longer holds any ownership interest in our company and relinquished governance rights originally afforded to it under the Separation Agreement, including the right to nominate any members of our Board of Directors and to approve certain of our corporate actions. For additional information about the Separation Agreement and other agreements signed as part of the Separation and Centuri IPO, refer to “Note 17 — Related Parties” to the consolidated financial statements.

Previously, Southwest Gas Holdings’ chief executive officer and director, Karen Haller, served as Chair of our Board. As a result of Southwest Gas Holdings’ ownership exit, our Board appointed Christopher Krummel as the independent Chair of our Board, effective September 15, 2025, replacing Ms. Haller, who remains a member of our Board. Ms. Haller also resigned from our Board’s compensation committee.

As Southwest Gas Holdings has now divested all of its ownership of CTRI shares, we are no longer eligible for inclusion in Southwest Gas Holdings’ U.S. federal and state income tax returns. As a result, and in accordance with the Company’s Tax Assets Agreement (as defined and discussed in “Note 17 — Related Parties” to the consolidated financial statements), in the second and third fiscal quarters of 2025, certain deferred tax assets previously recorded under the separate return method were removed from our consolidated balance sheet and we were allocated incremental deferred tax assets (primarily net operating losses), both through an adjustment to additional paid-in capital. Subsequent to income tax deconsolidation and Centuri ceasing to be a subsidiary of Southwest Gas Holdings, the estimate of deferred tax assets allocable to Centuri increased which was recognized as an income tax benefit increase in the consolidated statement of operations. For further details, see “Critical Accounting Policies and Estimates—Income Taxes”.

Sales of our Common Stock

On November 14, 2025, we completed an underwritten public offering of 7,441,860 CTRI shares and concurrent private placement to Icahn Partners of 3,488,372 CTRI shares. The underwriters in the public offering subsequently exercised their option to purchase an additional 1,116,279 CTRI shares in December 2025 (the public offering, including the exercise of the underwriters’ option to purchase additional shares, and private placement are hereafter referred to together as the “November Offering”). We received total net proceeds of $250.9 million from the November Offering. As a result of the November Offering, Icahn Partners’ ownership increased to approximately 14.2% of total outstanding CTRI shares.

We primarily used the net proceeds from the November Offering to repay borrowings outstanding under our credit agreement and to fund the acquisition of Connect, which closed on November 18, 2025. Refer to “Note 8 — Acquisitions” for additional details about the Connect acquisition, and “Note 12 — Long-Term Debt” for additional details about the our remaining debt obligations under our credit agreement.

Segment Information

We report under the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Utility Services (“Canadian Operations”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). Canadian Operations was previously known as Canadian Gas Utility Services or “Canadian Gas”. Refer to “Business—Our Business Lines” for further discussion of our segments.

Acquisitions

On November 18, 2025, we completed the acquisition of the equity interests in Connect, an Atlantic Canada electric utility services provider, for an estimated $58.0 million in total cash consideration, subject to post-closing conditions and net working capital adjustments. Total cash consideration included payment for cash held by Connect as of the closing date. We also assumed certain long-term debt and finance lease obligations as part of the acquisition. The acquisition of Connect expanded our electric service offerings into Canada. The results of Connect are included in our Canadian Operations segment.

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

Generally, our contracts provide that the customer is responsible for supplying the materials for their projects. Fluctuations in the price or availability of materials and equipment that we or our customers utilize could impact (positively or negatively, as applicable) costs to complete projects or result in the postponement of projects. Although certain of our customers have experienced previous disruptions in their supply chain for certain project materials, most of our customers have generally been able to procure the necessary materials in a timely manner.

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

Inflation

Under the terms of a majority of our MSAs and other customer agreements, materials used in our utility infrastructure service activities are specified, purchased and supplied by customers. However, our operations are affected by increases in prices, whether caused by inflation, tariffs, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials not purchased by customers through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Our actual costs at times can exceed the contractual caps, and therefore negatively impact our operations. Additionally, rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations. Overall, our results for the fiscal year 2025 were not significantly impacted by increases in prices, including due to tariffs implemented by the Trump Administration. We are currently monitoring the impacts of tariffs on the price and availability of our equipment as well as any potential impacts to project scheduling, but we do not currently expect a material effect on our results of operations.

Backlog

Backlog as of December 28, 2025 was approximately $5.9 billion, with approximately 82% of backlog related to MSAs. Backlog represents contracted revenue on existing bid agreements as well as estimates of revenue to be realized over the contractual life of existing long-term MSAs. The contractual life of an MSA is defined as the stated length of the contract including any renewal options stated in the contract that we believe our customers are reasonably certain to execute.
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

Results of Operations

Our results of operations, on a consolidated basis and by segment, for the fiscal years ended December 28, 2025 and December 29, 2024 are set forth and compared below. For our discussion of the results of operations for the fiscal year ended December 29, 2024 compared to the fiscal year ended December 31, 2023 refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 which is incorporated by reference herein.

Consolidated Results

Fiscal year ended December 28, 2025 compared to fiscal year ended December 29, 2024

The following table summarizes our consolidated results of operations for the fiscal years ended December 28, 2025 and December 29, 2024, including as a percentage of revenue, as well as the dollar and percentage change between fiscal years.

	Fiscal Year Ended				Change
(dollars in thousands)	December 28, 2025		December 29, 2024		$	%
Revenue, net	$2,982,781	100.0%	$2,637,229	100.0%	$345,552	13.1%
Cost of revenue (including depreciation)	2,736,215	91.7%	2,416,557	91.6%	319,658	13.2%
Gross profit	246,566	8.3%	220,672	8.4%	25,894	11.7%
Selling, general and administrative expenses	126,464	4.3%	107,247	4.1%	19,217	17.9%
Amortization of intangible assets	27,281	0.9%	26,642	1.0%	639	2.4%
Operating income	92,821	3.1%	86,783	3.3%	6,038	7.0%
Interest expense, net	78,428	2.6%	90,515	3.4%	(12,087)	(13.4%)
Other income, net	(194)	0.0%	(376)	0.0%	182	(48.4%)
Income (loss) before income taxes	14,587	0.5%	(3,356)	(0.1%)	17,943	NM
Income tax (benefit) expense	(8,063)	(0.3%)	3,466	0.2%	(11,529)	(332.6%)
Net income (loss)	22,650	0.8%	(6,822)	(0.3%)	29,472	(432.0%)
Net income (loss) attributable to noncontrolling interests	255	0.0%	(98)	0.0%	353	(360.2%)
Net income (loss) attributable to common stock	$22,395	0.8%	$(6,724)	(0.3%)	$29,119	(433.1%)

Revenue and Gross Profit

The following table summarizes our revenue and gross profit for the periods indicated by segment, as well as the dollar and percentage change from the prior year period. The discussion that follows highlights key revenue changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue.

	Fiscal Year Ended				Change
(dollars in thousands)	December 28, 2025		December 29, 2024		$	%
Revenue:
U.S. Gas	$1,328,145	44.5%	$1,260,579	47.8%	$67,566	5.4%
Canadian Operations	246,908	8.3%	197,872	7.5%	49,036	24.8%
Union Electric	808,341	27.1%	693,513	26.3%	114,828	16.6%
Non-Union Electric	599,387	20.1%	485,265	18.4%	114,122	23.5%
Consolidated revenue	$2,982,781	100.0%	$2,637,229	100.0%	$345,552	13.1%
Gross profit:
U.S. Gas	$71,201	5.4%	$69,511	5.5%	$1,690	2.4%
Canadian Operations	45,826	18.6%	31,306	15.8%	14,520	46.4%
Union Electric	71,027	8.8%	58,002	8.4%	13,025	22.5%
Non-Union Electric	58,512	9.8%	61,853	12.7%	(3,341)	(5.4%)
Consolidated gross profit	$246,566	8.3%	$220,672	8.4%	$25,894	11.7%

•Revenue from our U.S. Gas segment totaled $1,328.1 million in the fiscal year ended December 28, 2025, reflecting an increase of $67.6 million, or 5.4%, compared to the prior year period. This increase was driven by increased net MSA volumes, partially offset by slightly lower bid revenue year-over-year. As a percentage of revenue, gross profit slightly decreased to 5.4% in the fiscal year ended December 28, 2025 from 5.5% in the prior year period, primarily driven by inefficiencies due to weather-related work stoppages and delays in the first fiscal quarter of 2025, partially offset by higher efficiency throughout the remaining fiscal quarters driven by work force improvements. Revenue from Southwest Gas Corporation totaled $97.6 million during the fiscal year ended December 28, 2025 compared to $106.8 million in the prior year period.

•Revenue from our Canadian Operations segment totaled $246.9 million in the fiscal year ended December 28, 2025, reflecting an increase of $49.0 million, or 24.8%, compared to the prior year period. This increase was primarily due to an increase in net volumes under existing MSAs. As a percentage of revenue, gross profit increased to 18.6% in the fiscal year ended December 28, 2025 as compared to 15.8% in the prior year period. This increase was primarily attributable to improvements on bid margins, as the prior year period was negatively impacted by performance issues on certain bid projects which did not recur in the current year period.

•Revenue from our Union Electric segment totaled $808.3 million in the fiscal year ended December 28, 2025, reflecting an increase of $114.8 million, or 16.6%, compared to the prior year period. This increase was driven by new bid project wins, partially offset by a planned decline in offshore wind revenue of $38.7 million due to timing of projects and a decrease in storm restoration services revenue of $21.3 million ($8.3 million for the fiscal year ended December 28, 2025 compared to $29.6 million for the prior year period). As a percentage of revenue, gross profit increased to 8.8% in the fiscal year ended December 28, 2025 as compared to 8.4% in the prior year period. This increase was driven by improvements in margin on bid work and more efficient utilization of fixed costs on higher revenue, partially offset by the $21.3 million decrease in storm restoration services revenue, which had a negative gross profit impact of approximately $6.2 million.

•Revenue from our Non-Union Electric segment totaled $599.4 million in the fiscal year ended December 28, 2025, reflecting an increase of $114.1 million, or 23.5%, compared to the prior year period. This increase was primarily driven by an increase in volumes under new and existing MSAs, which was partially offset by a decline in storm restoration services revenue of $77.0 million ($30.1 million in the fiscal year ended December 28, 2025 compared to $107.1 million in the prior year period). As a percentage of revenue, gross profit decreased to 9.8% in the fiscal year ended December 28, 2025 compared to 12.7% in the prior year period. Profitability was negatively impacted by the $77.0 million decrease in storm restoration services, which had a negative gross profit impact of approximately $29.5 million. This decrease was partially offset by better MSA performance in the first half of 2025 compared to the first half of 2024 due to an increase in crew counts and weekly hours worked per crew under existing MSAs, which allowed for better hourly rates and more efficient utilization of fixed overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $19.2 million, or 17.9% in the current period. The current year period included $9.1 million in separation-related costs, acquisition costs, and other non-recurring professional fees compared to $5.5 million in similar non-recurring costs (including strategic review costs, securitization facility transaction fees, and Chief Executive Officer transition costs) in the prior year period. The prior year period also included $5.7 million in severance paid in 2024 that was recorded within selling, general and administrative costs that did not recur in the current year.

Year-over-year, cash-based incentive compensation increased approximately $6.5 million and stock-based compensation increased approximately $5.0 million. During the current year, we also incurred additional expenses associated with our transition to a standalone public company. These expenses included incremental compliance costs and investments in strategic initiatives. These initiatives focused on strengthening our succession planning and enhancing the capabilities of key leadership, as well as expanding our sales and business development functions to support long-term growth.
Interest Expense, Net

Interest expense, net decreased by $12.1 million during the current period compared to the prior year period due to a reduction in average debt balance and a decrease in interest rates on outstanding variable-rate borrowings, net of $8.3 million in costs incurred related to the refinancing of our credit facility.

Income Tax

Our effective tax rate for the fiscal years ended December 28, 2025 and December 29, 2024 was (55.3%) and (103.3%), respectively. The effective tax rate for the current year period was impacted by the allocation of $23.7 million in deferred tax assets from Southwest Gas Holdings. The effective tax rate for the prior year period was impacted by a disproportionate amount of non-deductible expenses in relation to loss before income taxes. Additionally, differences in income (loss) before income taxes by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

Non-GAAP Financial Measures

We prepare and present our financial statements in accordance with GAAP. However, management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted Earnings per Share, Base Revenue, Base Gross Profit and Base Gross Profit Margin, all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters. Because these non-GAAP metrics, as defined, exclude some, but not all, items that affect comparable GAAP financial measures, these non-GAAP metrics may not be comparable to similarly titled measures of other companies.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) non-cash stock-based compensation, (ii) acquisition costs, (iii) separation-related costs, (iv) strategic review costs, (v) severance costs, (vi) securitization facility transaction fees, (vii) other professional fees, (viii) CEO transition costs, and (ix) goodwill impairment. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue. Management believes that EBITDA helps investors gain an understanding of the factors affecting our ongoing cash earnings from which capital investments are made and debt is serviced, and that Adjusted EBITDA provides additional insight by removing certain expenses that are non-recurring and/or non-operational in nature. Management believes that Adjusted EBITDA Margin is useful for the same reason as Adjusted EBITDA, and also provides an additional understanding of how Adjusted EBITDA is impacted by factors other than changes in revenue.

Adjusted Net Income is defined as net income (loss) adjusted for (i) separation-related costs, (ii) strategic review costs, (iii) severance costs, (iv) amortization of intangible assets, (v) securitization facility transaction fees, (vi) other professional fees, (vii) CEO transition costs, (viii) loss on debt modification and extinguishment, (ix) non-cash stock-based compensation, (x) tax asset allocation, (xi) acquisition costs, (xii) goodwill impairment, and (xiii) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods. Management believes that Adjusted Net Income helps investors understand the profitability of our business when excluding certain expenses that are non-recurring and/or non-operational in nature. Adjusted Diluted Earnings per Share is defined as Adjusted Net Income divided by weighted average diluted shares outstanding.
Base Revenue is defined as revenue, net adjusted to exclude revenue attributable to storm restoration services. Base Gross Profit is defined as gross profit adjusted to exclude gross profit attributable to storm restoration services. Base Gross Profit Margin is calculated by dividing Base Gross Profit by Base Revenue. Revenue derived from storm restoration services varies from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than base infrastructure services projects due to higher contractual hourly rates given the nature of services provided and improved operating efficiencies related to equipment utilization and absorption of fixed costs. Management believes these Non-GAAP measures are more suitable disclosures for evaluating fundamental business performance and for comparison purposes.
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

As to certain of the items related to these non-GAAP metrics: (i) non-cash stock-based compensation varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) separation-related costs represent expenses incurred post-Centuri IPO in connection with the separation and stand up of Centuri as its own public company, including costs incurred in association with Southwest Gas Holdings’ sale of its holdings of our common stock, which are not reflective of our ongoing operations and will not recur following the full separation from Southwest Gas Holdings; (iii) strategic review costs represent expenses incurred during the Centuri IPO and related costs incurred to establish Centuri as a public company leading up to the IPO; (iv) severance costs relate to non-recurring restructuring activities; (v) securitization facility transaction fees represent legal and other professional fees incurred to establish our Securitization Facility; (vi) CEO transition costs represent incremental costs incurred to find and hire a replacement CEO; (vii) other professional fees are non-recurring costs associated with certain one-time events; (viii) loss on debt modification and extinguishment represents non-recurring professional fees expensed as part of our credit facility refinance as well as the non-cash write-off of unamortized debt issuance costs associated with debt extinguishments, (ix) acquisition costs vary from period to period depending on the level of our acquisition activity, (x) goodwill impairment charges can vary from period to period depending on economic and other factors, and (xi) tax asset allocation reflects true-ups to our estimated allocation of tax assets based on Southwest Gas Holdings’ revised estimates of taxable income by jurisdiction. The most comparable GAAP financial measure and information reconciling the GAAP and non-GAAP financial measures are set forth below.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Year Ended
(dollars in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Net income (loss)	$22,650	$(6,822)	(184,506)
Interest expense, net	78,428	90,515	97,476
Income tax (benefit) expense	(8,063)	3,466	9,530
Depreciation expense	111,512	108,703	118,776
Amortization of intangible assets	27,281	26,642	26,670
EBITDA	231,808	222,504	67,946
Non-cash stock-based compensation	8,079	2,231	1,851
Acquisition costs	2,231	—	—
Separation-related costs	5,518	—	—
Strategic review costs	—	2,010	3,365
Severance costs	—	8,028	4,028
Securitization facility transaction fees	—	1,393	—
Other professional fees	1,379	—	—
CEO transition costs	—	2,060	—
Goodwill impairment	—	—	213,992
Adjusted EBITDA	$249,015	$238,226	$291,182
Adjusted EBITDA Margin (% of revenue)	8.3%	9.0%	10.0%

Adjusted Net Income and Adjusted Diluted Earnings per Share:

The following table presents reconciliations of net income (loss) to Adjusted Net Income for the specified periods:

	Fiscal Year Ended
(dollars in thousands)	December 28, 2025	December 29, 2024	December 31 2023
Net income (loss)	$22,650	$(6,822)	(184,506)
Separation-related costs	5,518	—	—
Strategic review costs	—	2,010	3,365
Severance costs	—	8,028	4,028
Amortization of intangible assets	27,281	26,642	26,670
Securitization facility transaction fees	—	1,393	—
Other professional fees	1,379	—	—
CEO transition costs	—	2,060	—
Loss on debt modification and extinguishment	8,240	1,726	—
Non-cash stock-based compensation	8,079	2,231	1,851
Tax asset allocation	(23,738)	—	—
Acquisition costs	2,231	—	—
Goodwill impairment	—	—	213,992
Income tax impact of adjustments(1)	(12,625)	(11,025)	(13,808)
Adjusted Net Income	$39,015	$26,243	$51,592
(1)Calculated based on a blended statutory tax rate of 25% applied to adjustments except for: tax asset allocation, acquisition costs, and a majority of goodwill impairment as these items generally do not impact taxable income.

The following table presents reconciliations of diluted earnings (loss) per share attributable to common stock to Adjusted Diluted Earnings Per Share:

	Fiscal Year Ended
(dollars per share)	December 28, 2025	December 29, 2024
Diluted earnings (loss) per share attributable to common stock	$0.25	$(0.08)
Separation-related costs	0.06	—
Strategic review costs	—	0.02
Severance costs	—	0.10
Securitization transaction fees	—	0.02
Other professional fees	0.02	—
CEO transition costs	—	0.02
Loss on debt modification and extinguishment	0.09	0.02
Amortization of intangible assets	0.30	0.32
Non-cash stock-based compensation	0.09	0.03
Tax asset allocation	(0.26)	—
Acquisition costs	0.02	—
Income tax impact of adjustments	(0.14)	(0.13)
Adjusted Diluted Earnings per Share	$0.43	$0.32

Base Revenue and Base Gross Profit

The following table presents reconciliations of revenue, net to Base Revenue and gross profit to Base Gross Profit and Base Gross Profit Margin.

	Fiscal Year Ended
(dollars in thousands)	December 28, 2025	December 29, 2024
Total revenue, net	$2,982,781	$2,637,229
Less: Storm restoration services revenue	(40,197)	(136,729)
Base Revenue	$2,942,584	$2,500,500

	Fiscal Year Ended
(dollars in thousands)	December 28, 2025	December 29, 2024
Gross profit	$246,566	$220,672
Less: Storm restoration services gross profit	(12,251)	(47,522)
Base Gross Profit	$234,315	$173,150
Base Gross Profit Margin	8.0%	6.9%

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt. As of December 28, 2025 and December 29, 2024, cash and cash equivalents were $126.6 million and $49.0 million, respectively. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for the next 12 months and the foreseeable future.

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
In the fourth fiscal quarter of 2025, we accelerated a component of our strategic fleet optimization initiative by increasing the proportion of our fleet maintained under long-term leases. We executed sale-leaseback transactions on our equipment with total proceeds of $37.8 million (gain on sale of $5.9 million), which increased our operating lease right-of-use assets by $30.0 million and provided additional liquidity to support our operations. In addition to the sale-leasebacks, we also entered into several hundred long-term equipment leases (increase in operating lease right-of-use assets of $42.3 million) focused primarily on obtaining longer-term control over equipment we were previously using under short-term rental agreements.
Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Year Ended
(dollars in thousands)	December 28, 2025	December 29, 2024
Net cash provided by operating activities	$78,121	$158,230
Net cash used in investing activities	$(88,204)	$(89,375)
Net cash provided by (used in) financing activities	$88,758	$(52,619)
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
Net cash provided by operating activities for the fiscal year ended December 28, 2025 was $78.1 million, compared to $158.2 million for the fiscal year ended December 29, 2024, representing a decrease in operating cash flows of $80.1 million. This decrease is primarily attributable to our Securitization Facility, as the prior year-to-date period included a $125.0 million favorable impact to cash from operating activities due to the initial sale of accounts receivable upon the inception of our Securitization Facility in September 2024. In the current year, the facility was cash flow neutral, as the same amount of receivables remained sold. Partially offsetting the impact of the Securitization Facility were the factors below, which had a combined net favorable impact on cash from operating activities of approximately $43.7 million year-over-year:

•Net income and non-cash adjustments: Net income adjusted for several non-cash items (stock-based compensation, depreciation, amortization of intangible assets, debt issuance cost amortization and write-offs, gain on sale of equipment, and deferred taxes) increased approximately $25.3 million year-over-year.
•Accounts receivable and contract assets: Cash flow decreased $109.6 million (excluding the impacts of the Securitization Facility discussed above). We had a significant increase in revenue between periods, including on large bid projects in which billings are subject to completion of milestones, and large MSAs in which customer approval is contractually required before invoices can be issued. These contractual requirements are standard to many of our contracts and the approval process rarely results in meaningful adjustments to revenue. However, this process occasionally slows down the billing process when customer employees need to review large volumes of work.
•Accounts payable and accrued expenses: Cash flow increased $89.2 million as increased work volumes in the current period and timing of billings by vendors led to higher accounts payable and accrued expenses at the end of the current period.
•Contract liabilities: Cash flow increased $38.8 million, as certain new projects led to advance billings to customers.

Investing Activities

Net cash used in investing activities was $88.2 million in the fiscal year ended December 28, 2025 compared to $89.4 million for the fiscal year ended December 29, 2024, a decrease of $1.2 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal year ended December 28, 2025 and December 29, 2024, we had capital expenditures of $86.3 million and $99.3 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $44.0 million and $10.0 million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively. As noted previously, proceeds from the sale of property and equipment during the fiscal year ended December 28, 2025 included $37.8 million in proceeds related to our sale-leaseback transactions.

On November 18, 2025, we completed the acquisition of Connect, resulting in a net investing cash outflow of $45.8 million. This amount excludes $1.4 million deferred consideration held in escrow, which is payable over the next three years, as well as $2.1 million in accrued consideration that we expect to pay in fiscal 2026 subject to post-closing conditions, including with respect to net working capital.

Financing Activities

Net cash provided by (used in) financing activities was $88.8 million for the fiscal year ended December 28, 2025 compared to $(52.6) million for the fiscal year ended December 29, 2024. This increase was primarily due to the following factors:
•Proceeds from public equity offerings: We completed a primary offering and concurrent private placement in the current year with net proceeds of $250.9 million, which was $76.7 million less in proceeds than we received in the prior year for the Centuri IPO and concurrent private placement.
•Debt activity: We made payments on our term loans and revolving line of credit (net of proceeds) of $148.2 million in the current year compared to $275.6 million in the prior year. The lower net payments in the current year reflect less public offering proceeds, the acquisition of Connect, and a higher cash balance held as of year end.
•Redemption of noncontrolling interest: In the prior year, we made payments totaling $92.9 million to purchase noncontrolling interests in our subsidiaries, with such payments not recurring in the current year.
Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. The revenue from our Canadian operations was approximately 8% of total revenue for each of the fiscal years ended December 28, 2025 and December 29, 2024. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

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
•Revolving credit facility: $0.4 million in unamortized debt issuance costs were written-off related to debt extinguishments and recorded within interest expense, net on the statement of operations. A total of $1.5 million in new third-party fees were capitalized and will be amortized over the life of the revolving credit facility. These capitalized costs are recorded within other assets on the consolidated balance sheet.

As a result of the refinance, our term loan facility, previously set to mature on August 27, 2028, is now set to mature on July 9, 2032, and our revolving credit facility, previously set to mature on August 27, 2026, is now set to mature on July 9, 2030. As a result of prepayments made in the fourth fiscal quarter of 2025, we have no obligation to make principal payments on our term loan facility until maturity.

The obligations under our credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility totaled $2.3 billion as of December 28, 2025.

During the fiscal year ended December 28, 2025, the maximum amount outstanding on the combined facility was $958.9 million, at which point $800.0 million was outstanding on the term loan portion of the facility. As of December 28, 2025 and December 29, 2024, $91.2 million and $113.5 million, respectively, was outstanding on the revolving credit facility, in addition to $616.0 million and $706.4 million that was outstanding on the term loan portion of the facility as of December 28, 2025 and December 29, 2024, respectively. Also, as of December 28, 2025 and December 29, 2024, there was approximately $302.4 million and $226.1 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $68.6 million and $64.6 million of unused letters of credit available as of December 28, 2025 and December 29, 2024, respectively.
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

As of December 28, 2025, the applicable margin for the newly amended revolving credit facility ranged from 1.25% to 2.25% for SOFR and Canadian Overnight Repo Rate Average (“CORRA”) loans and from 0.25% to 1.25% for base rate loans, depending on our net leverage ratio.

On January 12, 2026, we entered into the seventh amendment to our amended and restated credit agreement, which (i) repriced the term loan, (ii) decreased the fixed margin for SOFR loans from 2.25% to 2.00% and (iii) decreased the fixed margin for base rate loans from 1.25% to 1.00%. The aggregate principal amount of each term loan under the sixth amendment outstanding immediately prior to the effective date of the seventh amendment was deemed to be exchanged for seventh amendment term loans in an equal aggregate principal amount, the proceeds of which were applied to prepay in full any sixth amendment term loans that were not exchanged. As of January 12, 2026, the aggregate principal amount of the seventh amendment term loans was $616.0 million.

Accounts Receivable Securitization

In September 2024, we entered into our Securitization Facility with PNC Bank, National Association (“PNC”) to improve cash flows from trade accounts receivable and used all of the proceeds to pay down our existing debt. Under the Securitization Facility, certain of our designated subsidiaries have sold and/or contributed, and will continue to sell and/or contribute, their accounts receivable and contract assets generated in the ordinary course of their business and certain related assets to the indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) we created specifically for this purpose. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and have derecognized the accounts receivable from our consolidated balance sheet for the current period.
The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of December 28, 2025. We had no unused capacity on the Securitization Facility as of December 28, 2025.
Equipment Term Loans

As of December 28, 2025, we had six U.S. equipment term loans with initial amounts totaling approximately $150 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

Financial Covenants

Certain of our debt instruments have leverage ratio caps and interest coverage ratio requirements. As of December 28, 2025 and December 29, 2024, we were in compliance with all of our debt covenants. Under the most restrictive of the covenants, as of December 28, 2025 and December 29, 2024, we could have issued approximately $302.4 million and $151 million, respectively, in additional debt and met the leverage ratio requirement. As of December 28, 2025 and December 29, 2024, we had approximately $24.8 million and $28 million, respectively, of cushion relating to the minimum interest coverage ratio requirement. Cash dividends are limited to a calculated available amount, generally defined as $65.0 million plus 50% of our consolidated net income since the beginning of the third fiscal quarter of 2025 adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable.

Off Balance Sheet Arrangements

Accounts Receivable Securitization Facility

In September 2024, we entered into our Securitization Facility with PNC to improve cash flows from trade accounts receivable and used all of the proceeds to pay down our existing debt. During fiscal 2025, certain of our subsidiaries sold and/or contributed their accounts receivable and contract assets generated in the ordinary course of their business and certain related assets to an indirect wholly owned bankruptcy-remote SPE created specifically for this purpose. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and have derecognized the accounts receivable from the consolidated balance sheet for the current period. The total outstanding balance of accounts receivable that have been sold and derecognized is $125.0 million as of December 28, 2025. As of December 28, 2025, we had no available capacity under the Securitization Facility. We have concluded that there is generally no material risk of loss to us from non-payment of the sold receivables.

Contractual Obligations

As of December 28, 2025, we had $708.1 million and $29.5 million of long-term and short-term debt, respectively, outstanding, excluding finance lease liabilities.

The following table presents a summary of our contractual obligations as of December 28, 2025 (in thousands):

		Fiscal Years
	Total	2026	2027-2028	2029-2030	Thereafter
Long-term debt	$748,418	$29,543	$10,265	$92,249	$616,361
Interest on long-term debt(1)	223,730	38,002	74,452	74,207	37,069
Operating leases(2)	218,270	39,971	73,564	59,561	45,174
Finance leases(2)	17,745	8,098	8,417	1,230	—
Total	$1,208,163	$115,614	$166,698	$227,247	$698,604
(1)Represents interest on term debt and excludes interest on our revolving line of credit as borrowings vary from period to period for the line of credit. Fixed-rate interest payments assume that principal payments are made as originally scheduled. Estimated interest payments on variable-rate debt is based on the interest rates in effect as of December 28, 2025.
(2)Includes related interest. Certain leases require property tax payments, insurance and maintenance costs that have been excluded from the above table as they are variable in nature.

Fees paid on our Securitization Facility are excluded from the table above, but would be approximately $6.5 million per year based on the interest rate in effect as of December 28, 2025 and assuming our balance of sold receivables stays consistent at $125.0 million.

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

We had no liability for unrecognized tax benefits as of December 28, 2025, and a liability of approximately $0.5 million as of December 29, 2024, which was included in other liabilities on the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. These amounts have been excluded from the above table as we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

We have various other noncancellable obligations consisting primarily of software licensing fees, consulting and other outsourced services, and deferred consideration related to our acquisition of Connect.

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

In connection with the annual goodwill assessment for fiscal years 2025, 2024 and 2023, we performed a qualitative goodwill assessment of our reporting units. Other than the Union Electric reporting unit in fiscal year 2024 and the Riggs Distler reporting unit in fiscal year 2023, the results of the qualitative assessment did not indicate that it was more likely than not that the fair value of each reporting unit analyzed was less than the carrying value including goodwill, and no goodwill impairment was recognized.

For the Union Electric reporting unit in fiscal year 2024 (and in fiscal year 2023 the Riggs Distler reporting unit), we determined that triggering events occurred, and performed a quantitative assessment as of each of the fiscal year 2024 and 2023 assessment dates utilizing a weighted combination of the income approach (discounted cash flow method) and a market approach (guideline public company method). Under the discounted cash flow method, we determined fair value based on the estimated future cash flows of the reporting unit, discounted to present value using a risk-adjusted industry weighted average cost of capital, which reflects the overall level of inherent risk for the reporting unit and the rate of return an outside investor would expect to earn. Under the guideline public company method, we determined the estimated fair value by applying public company multiples to the reporting units’ historical and projected results, including a reasonable control premium. The public company multiples are based on peer group multiples adjusted for size, volatility and risk.

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

For fiscal 2024, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 10.0%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in the fair value of the Union Electric reporting unit being significantly above its carrying value and no goodwill impairment was recognized.

For fiscal 2023, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 12.5%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in the fair value of the Riggs Distler reporting unit being below its carrying value. As a result, we recognized an impairment charge of $214.0 million in the fourth quarter of 2023. Key drivers of the impairment included the cancellation of an offshore wind project in the fourth quarter of fiscal year, as well as lower than expected earnings during fiscal 2023. The goodwill impairment charge did not affect our compliance with our financial covenants and conditions under our credit agreements.

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

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that the purchase price, including the fair value of contingent consideration, of the acquired entity to be allocated to the assets acquired and liabilities assumed based generally on the estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

The determination of the fair value of assets acquired and liabilities assumed requires us to make subjective judgments as to projections of future operating performance, discount rates, and long-term growth rates, among other factors, which are typically level 3 inputs. The effect of these judgments then impacts the amount of the goodwill that is recorded and the amount of depreciation and amortization expense to be recognized in future periods related to tangible and intangible assets acquired.

GAAP provides a “measurement period” of up to one year in which to finalize estimates associated with the acquisition of a business. Most estimates are preliminary until the end of the measurement period. During the measurement period, adjustments to initial valuations and estimates that reflect newly discovered information that existed at the acquisition date are recorded. After the measurement date, any adjustments would be recorded as a current period gain or loss.

Income Taxes

We were historically included on the U.S. federal and certain state income tax returns of Southwest Gas Holdings and calculated income tax amounts using the separate return method as if we were a separate taxpayer to allow users to understand the financial position of the Company as a standalone taxable entity. This resulted in us recording net deferred tax assets primarily related to net operating losses and interest limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended, which differed from tax attributes actually generated and used by Southwest Gas Holdings as the consolidated and ultimate taxable entity. Southwest Gas Holdings no longer holds an equity interest in the Company, and accordingly the Company will no longer be included in Southwest Gas Holdings’ U.S. federal and state income tax returns. As a result, certain deferred tax assets previously recorded under the separate return method were removed from our consolidated balance sheet through an adjustment to additional paid-in capital.

In addition, in accordance with the Company’s Tax Assets Agreement (as defined and discussed in “Note 17 — Related Parties” to the consolidated financial statements) with Southwest Gas Holdings, we were allocated $55.4 million in estimated deferred tax assets (primarily net operating losses) during the fiscal second and third quarters of 2025 as part of income tax deconsolidation. The allocation of these assets was treated as a capital contribution from Southwest Gas Holdings in additional paid-in capital as we were still a subsidiary of Southwest Gas Holdings at that time. Adjustments related to the realizability of deferred tax assets contributed from Southwest Gas Holdings upon deconsolidation also impacted additional paid-in capital.

In the fourth quarter of 2025, after we had completed income tax deconsolidation and were no longer a subsidiary of Southwest Gas Holdings, a change in Southwest Gas Holdings’ estimate of 2025 taxable income resulted in a $23.7 million increase in deferred tax assets allocable to us, recognized as an income tax benefit in the consolidated statement of operations. The allocation of deferred tax assets may continue to change until Southwest Gas Holdings’ 2025 tax returns are filed, with future changes impacting the statement of operations.

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

See “Note 14 — Income Taxes” to the consolidated financial statements for further information on income taxes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various forms of market risk, including interest rate risk and foreign currency exchange rate risk. Historically, we have not been parties to any derivative instruments and did not have any derivative financial instruments during fiscal years 2025, 2024 or 2023.

For a discussion of our concentration of credit risk, refer to “Note 18 — Commitments and Contingencies” to our consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and expose us to the risk that we may need to refinance debt at higher rates at each instrument’s respective maturity date. Fluctuations in interest rates impact interest expense on our variable-rate debt. As of December 28, 2025, we had $707.2 million in variable-rate debt under our term facility. We estimate a 1% change in interest rates would impact annual interest expense by approximately $7.1 million, assuming the outstanding balance of such debt remains constant over the next twelve months.

Foreign Currency Risk

We have foreign operations in Canada. Revenue generated from Canadian operations represented 8% of our total revenue during fiscal 2025, 2024 and 2023. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on our results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centuri Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Centuri Holdings, Inc. and its subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 28, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Connect Atlantic Utility Services Corporation (“Connect”) from its assessment of internal control over financial reporting as of December 28, 2025, because it was acquired by the Company during fiscal year 2025. We have also excluded Connect from our audit of internal control over financial reporting. Connect is a consolidated subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1.8% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2025.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Revenue Recognition - Fixed-Price Contracts
As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue primarily through its diverse array of service solutions to North America’s gas and electric utility providers under contracts with customers that are characterized as fixed-price, unit-price or time-and materials contracts. The majority of the Company’s work is performed under unit-price contracts, which generally state prices per unit of installation. For unit-price contracts, an output method is used to measure progress towards satisfaction of a performance obligation. Typical installations are accomplished in a few weeks or less, with revenue recorded as units are completed and services are performed. Some unit-price contracts contain caps that, if encroached, trigger revenue and loss recognition similar to a fixed-price contract model. Revenue from unit-price contracts for the year ended December 28, 2025 was $1,661 million. The Company recognizes revenue on its fixed price contracts as performance obligations are satisfied and control of the promised good and/or service is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation using the cost-to-cost input method. Revenue from fixed-price contracts for the year ended December 28, 2025 was $629 million.

The principal consideration for our determination that performing procedures relating to revenue recognition for fixed-price contracts is a critical audit matter is the significant audit effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, for a sample of fixed-price contracts (i) testing the transaction price, which included reading contracts and other documents, (ii) testing the completeness and accuracy of the costs incurred to date, (iii) testing certain estimated costs used by management to determine revenue recognition and (iv) recalculating the amount of revenue recognized.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 26, 2026
We have served as the Company’s auditor since 2002.

Centuri Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share information)

	December 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$126,630	$49,019
Accounts receivable, net	302,813	271,793
Accounts receivable, related party - former parent, net	11,852	9,648
Contract assets	394,469	235,546
Contract assets, related party - former parent	657	2,623
Prepaid expenses and other current assets	44,954	32,755
Total current assets	881,375	601,384
Property and equipment, net	466,842	511,314
Intangible assets, net	343,243	340,901
Goodwill, net	395,671	368,302
Right-of-use assets under finance leases	24,446	33,790
Right-of-use assets under operating leases	176,449	104,139
Other assets	119,680	114,560
Total assets	$2,407,706	$2,074,390
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$29,543	$30,018
Current portion of finance lease liabilities	7,459	9,331
Current portion of operating lease liabilities	30,345	18,695
Accounts payable	193,572	125,726
Accrued expenses and other current liabilities	184,964	173,584
Contract liabilities	50,510	24,975
Total current liabilities	496,393	382,329
Long-term debt, net of current portion	616,871	730,330
Line of credit	91,201	113,533
Finance lease liabilities, net of current portion	9,150	15,009
Operating lease liabilities, net of current portion	153,540	91,739
Deferred income taxes	78,365	115,114
Other long-term liabilities	83,793	66,115
Total liabilities	1,529,313	1,514,169
Commitments and contingencies (Note 18)
Temporary equity:
Redeemable noncontrolling interests	5,424	4,669
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 100,724,862 and 88,517,521 shares issued and outstanding at December 28, 2025 and December 29, 2024, respectively.	1,007	885
Additional paid-in capital	1,007,746	718,598
Accumulated other comprehensive loss	(7,373)	(13,209)
Accumulated deficit	(128,411)	(150,722)
Total equity	872,969	555,552
Total liabilities, temporary equity and equity	$2,407,706	$2,074,390
The accompanying notes are an integral part of these consolidated financial statements.

Centuri Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Revenue	$2,885,193	$2,530,394	$2,782,845
Revenue, related party - former parent	97,588	106,835	116,431
Total revenue, net	2,982,781	2,637,229	2,899,276
Cost of revenue (including depreciation)	2,645,244	2,319,744	2,520,420
Cost of revenue, related party - former parent (including depreciation)	90,971	96,813	105,414
Total cost of revenue	2,736,215	2,416,557	2,625,834
Gross profit	246,566	220,672	273,442
Selling, general and administrative expenses	126,464	107,247	110,344
Amortization of intangible assets	27,281	26,642	26,670
Goodwill impairment	—	—	213,992
Operating income (loss)	92,821	86,783	(77,564)
Interest expense, net	78,428	90,515	97,476
Other income, net	(194)	(376)	(64)
Income (loss) before income taxes	14,587	(3,356)	(174,976)
Income tax (benefit) expense	(8,063)	3,466	9,530
Net income (loss)	22,650	(6,822)	(184,506)
Net income (loss) attributable to noncontrolling interests	255	(98)	1,670
Net income (loss) attributable to common stock	$22,395	$(6,724)	$(186,176)

Earnings (loss) per share attributable to common stock:
Basic	$0.25	$(0.08)	$(2.60)
Diluted	$0.25	$(0.08)	$(2.60)
Shares used in computing earnings per share:
Weighted average basic shares outstanding	90,000	83,286	71,666
Weighted average diluted shares outstanding	90,295	83,286	71,666
The accompanying notes are an integral part of these consolidated financial statements.

Centuri Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net income (loss)	$22,650	$(6,822)	$(184,506)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,836	(9,184)	2,469
Other comprehensive income (loss), net of tax	5,836	(9,184)	2,469
Comprehensive income (loss)	28,486	(16,006)	(182,037)
Comprehensive income (loss) attributable to noncontrolling interests	255	(98)	1,670
Total comprehensive income (loss) attributable to common stock	$28,231	$(15,908)	$(183,707)
The accompanying notes are an integral part of these consolidated financial statements.

Centuri Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$22,650	$(6,822)	$(184,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	111,512	108,703	118,776
Amortization of intangible assets	27,281	26,642	26,670
Amortization of debt issuance costs	3,585	5,306	4,482
Non-cash loss on debt extinguishment	2,742	1,726	—
Goodwill impairment	—	—	213,992
Non-cash stock-based compensation expense	8,079	2,231	1,851
Gain on sale of equipment	(7,403)	(3,634)	(4,547)
Amortization of right-of-use assets	22,419	20,682	17,373
Deferred income taxes	(14,111)	(5,099)	(7,827)
Other non-cash items	—	841	—
Changes in assets and liabilities, net of non-cash transactions
Accounts receivable, net and contract assets	(174,068)	57,051	12,490
Accounts receivable and contract assets, related party	(238)	3,195	3,314
Prepaid expenses and other assets	(7,495)	(5,664)	(2,446)
Accounts payable	60,874	7,569	(26,755)
Income tax assets and liabilities	2,901	(620)	3,084
Payments made on operating lease liabilities	(27,847)	(26,451)	(21,908)
Contract liabilities	20,150	(18,619)	7,874
Accrued expenses and other liabilities	27,090	(8,807)	5,548
Net cash provided by operating activities	78,121	158,230	167,465
Cash flows from investing activities:
Capital expenditures	(86,325)	(99,333)	(106,650)
Proceeds from sale of property and equipment	43,953	9,958	11,800
Acquisition of business, net of cash acquired	(45,832)	—	—
Net cash used in investing activities	(88,204)	(89,375)	(94,850)
Cash flows from financing activities:
Proceeds from public offerings and private placements, net of offering costs paid	250,923	327,667	—
Proceeds from line of credit borrowings	220,244	353,769	197,101
Payment of line of credit borrowings	(246,659)	(310,740)	(203,771)
Proceeds from long-term debt borrowings, net	242,936	—	—
Principal payments on long-term debt	(364,680)	(318,668)	(44,557)
Principal payments on finance lease liabilities	(9,418)	(11,293)	(12,113)
Redemption of redeemable noncontrolling interest	—	(92,916)	(39,894)
Payment of debt issuance costs	(3,214)	—	—
Other	(1,374)	(438)	(213)
Net cash provided by (used in) financing activities	88,758	(52,619)	(103,447)
Effects of foreign exchange translation	365	(624)	273
Net increase (decrease) in cash and cash equivalents	79,040	15,612	(30,559)
Cash, cash equivalents, and restricted cash, beginning of period	49,019	33,407	63,966
Cash, cash equivalents, and restricted cash, end of period	$128,059	$49,019	$33,407
The accompanying notes are an integral part of these consolidated financial statements.

Centuri Holdings, Inc.
Consolidated Statements of Changes in Equity
(In thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount
Balances at January 1, 2023	1,000	$—	$370,134	$(6,494)	$23,113	$386,753	$156,902
Net (loss) income	—	—	—	—	(186,176)	(186,176)	1,670
Stock-based compensation activity	—	—	2,050	—	(411)	1,639	—
Foreign currency translation adjustment	—	—	—	2,469	—	2,469	—
Separate return method tax adjustment	—	—	1,890	—	—	1,890	—
Purchase of non-controlling interest	—	—	50	—	—	50	(39,944)
Noncontrolling interest revaluation	—	—	—	—	19,366	19,366	(19,366)
Balances at December 31, 2023	1,000	$—	$374,124	$(4,025)	$(144,108)	$225,991	$99,262
Net loss	—	—	—	—	(6,724)	(6,724)	(98)
Stock-based compensation activity	—	—	1,684	—	110	1,794	—
Foreign currency translation adjustment	—	—	—	(9,184)	—	(9,184)	—
Issuance of shares as part of reorganization	71,664,592	717	(717)	—	—	—	—
Issuance of shares in initial public offering and private placement, net of offering costs	16,851,929	168	327,499	—	—	327,667	—
Purchase of non-controlling interest	—	—	4,187	—	—	4,187	(97,102)
Separate return method tax adjustment	—	—	14,428	—	—	14,428	—
Noncontrolling interest revaluation	—	—	(2,607)	—	—	(2,607)	2,607
Balances at December 29, 2024	88,517,521	$885	$718,598	$(13,209)	$(150,722)	$555,552	$4,669

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount
Balances at December 29, 2024	88,517,521	$885	$718,598	$(13,209)	$(150,722)	$555,552	$4,669
Net income	—	—	—	—	22,395	22,395	255
Stock-based compensation activity	160,830	2	6,788	—	(84)	6,706	—
Equity contribution - tax attributes	—	—	55,407	—	—	55,407	—
Foreign currency translation adjustment	—	—	—	5,836	—	5,836	—
Issuance of shares in public offering and private placement, net of offering costs	12,046,511	120	250,802	—	—	250,922	—
Separate return method tax adjustment	—	—	(23,349)	—	—	(23,349)	—
Noncontrolling interest revaluation	—	—	(500)	—	—	(500)	500
Balances at December 28, 2025	100,724,862	$1,007	$1,007,746	$(7,373)	$(128,411)	$872,969	$5,424
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

Description of Operations

The Company is a North American utility and energy infrastructure services company, and it partners with regulated utilities to maintain, upgrade, and expand the energy network that powers millions of homes and businesses. The Company’s service offerings primarily consist of the modernization of utility infrastructure through the replacement, maintenance, retrofitting and installation of electric and natural gas distribution and utility-scale transmission networks and building capacity to meet current and future demands. The Company operates through a family of complementary companies working together across different geographies to establish solid customer relationships and a strong reputation for a wide range of capabilities.

Separation from Southwest Gas Holdings

On April 17, 2024, the registration statement related to the initial public offering of Holdings’ common stock was declared effective, and Holdings’ common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker “CTRI” (the “Centuri IPO”) on April 18, 2024. On April 22, 2024, the Centuri IPO and a concurrent private placement were completed with total final net proceeds to the Company of $327.7 million. As of the closing of the Centuri IPO, Southwest Gas Holdings owned 71,665,592 shares of Holdings’ common stock (“CTRI shares”), or approximately 81% of the total outstanding CTRI shares.

Subsequent to the Centuri IPO, Southwest Gas Holdings divested all of its remaining ownership interest in the Company through the course of several transactions described in more detail below. The Company did not receive any proceeds from any of these transactions.

•On May 22, 2025 and June 18, 2025, Southwest Gas Holdings completed secondary public offerings, selling a total of 21,562,500 CTRI shares, with additional private placements closing on May 22, 2025 and July 8, 2025, in which Southwest Gas Holdings sold a total of 3,917,382 CTRI shares to Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn (“Icahn Partners”). After these transactions, Southwest Gas Holdings owned 46,185,710 CTRI shares, or approximately 52% of total outstanding CTRI shares.

•On August 11, 2025, Southwest Gas Holdings completed another secondary public offering of 17,250,000 CTRI shares and concurrent private placement to Icahn Partners of 1,573,500 CTRI shares (together, the “August sell-down”). After completion of the August sell-down, Southwest Gas Holdings owned 27,362,210 CTRI shares, or approximately 31% of total outstanding CTRI shares, resulting in (i) the loss of its controlling interest in the Company and (ii) the Company ceasing to be a “controlled company” under the NYSE rules.

•On September 5, 2025, Southwest Gas Holdings completed a final secondary public offering (the “Final Disposition”) of its remaining 27,362,210 CTRI shares. As a result, Southwest Gas Holdings no longer holds any ownership interest in the Company and relinquished governance rights originally afforded to it under the Separation Agreement, including the right to nominate any members of the Company’s Board of Directors (the “Board”) and to approve certain of the Company’s corporate actions. For additional information about the

Separation Agreement and other agreements signed as part of the Separation and Centuri IPO, refer to “Note 17 — Related Parties.”

Sale of Common Stock

On November 14, 2025, the Company completed an underwritten public offering of 7,441,860 CTRI shares and concurrent private placement to Icahn Partners of 3,488,372 CTRI shares. The underwriters in the public offering subsequently exercised their option to purchase an additional 1,116,279 CTRI shares in December 2025 (the public offering, including the exercise of the underwriters’ option to purchase additional shares, and private placement are hereafter referred to together as the “November Offering”). The Company received total net proceeds of $250.9 million from the November Offering. As a result of the November Offering, Icahn Partners’ ownership increased to approximately 14.2% of total outstanding CTRI shares.

The Company primarily used the net proceeds from the November Offering to repay borrowings outstanding under its credit agreement and to fund the acquisition of Connect, which closed on November 18, 2025. Refer to “Note 8 — Acquisitions” for additional details about the Connect acquisition, and “Note 12 — Long-Term Debt” for additional details about the Company’s remaining debt obligations under its credit agreement.

2.Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Prior to August 11, 2025, the Company was also an operating segment of Southwest Gas Holdings. The Company’s consolidated financial statements have been prepared on a standalone basis.

The consolidated statements of operations include all revenues and costs directly attributable to Centuri’s operations. The consolidated statements of operations also include an allocation of expenses related to certain Southwest Gas Holdings corporate functions, including corporate governance, internal audit, tax compliance and other general and administrative cost. The Company’s use of shared service support from Southwest Gas Holdings and the associated expense allocation decreased following the Centuri IPO in April 2024, and materially ceased following the Final Disposition in September 2025. For more information regarding related party transactions with Southwest Gas Holdings, including the amount of expenses historically allocated, see “Note 17 — Related Parties”.

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

Income tax amounts in the consolidated financial statements for fiscal years 2024 and 2023 were calculated using the separate return method and presented as if the Company’s operations were separate taxpayers in their respective jurisdictions, which may or may not have reflected the actual tax filing positions of the Company. Income tax amounts in the consolidated financial statements for fiscal year 2025 include the allocation of certain tax assets as part of income tax deconsolidation from Southwest Gas Holdings, as discussed further in “Income Taxes” below.

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to years in the Company’s consolidated financial statements relate to fiscal years rather than calendar years. Unless the context otherwise requires, references to 2025, 2024, and 2023 refer to the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively. Fiscal years 2025, 2024, and 2023 each had 52 weeks.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments in the applicable period. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and various other assumptions that are believed to be reasonable under the circumstance. As a result, actual results could differ from those estimates. Significant estimates in the consolidated financial statements include: useful lives of property and equipment and identifiable intangible assets; the fair value assumptions in analyzing property and equipment, identifiable intangible assets, goodwill, and redeemable noncontrolling interests; allowances for doubtful accounts; revenue recognized under fixed-price contracts; accrued compensation; provision for income taxes; uncertain tax positions; and estimates and assumptions used in the accounting for business combinations.

Revenue Recognition

The Company derives revenue primarily through its diverse array of service solutions to North America’s gas and electric utility providers. Electric power infrastructure services also include storm restoration services, including the repair of infrastructure damaged by inclement weather, and the energized installation, maintenance and upgrade of electric power infrastructure. In addition, the Company performs certain industrial and other construction services for various customers and industries.

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

For revenue recognition purposes, the Company’s MSAs and bid contracts are characterized as either unit-price, time-and-materials (“T&M”) or fixed-price.

The majority of the Company’s work is performed under unit-price contracts, which generally state prices per unit of installation, or T&M contracts, which are billed as labor hours are incurred, materials are utilized and services are performed. For unit-price and T&M contracts, an output method is used to measure progress towards satisfaction of a performance obligation. Typical installations are accomplished in a few weeks or less, with revenue recorded as units are completed and services are performed. Some unit-price contracts contain caps that, if encroached, trigger revenue and loss recognition similar to a fixed-price contract model.

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

Change orders may involve a modification in scope, price, or both to the current contract, and are typically agreed to in writing by both parties. Once approved, the change order is either treated as a separate contract or as part of the existing contract as appropriate under the circumstances. When the scope is agreed upon in the change order but not the price, the Company estimates the change to the transaction price.

On occasion, the Company recognizes revenue related to contract claims and unapproved change orders. Contract claims and unapproved change orders occur when there is a dispute between the Company and a customer regarding a change in the scope of work and associated price for work already performed, and/or when the Company otherwise performs work above the scope of the initial contract without a formally executed change order. The Company records estimated claims and unapproved change orders as variable consideration based on the most likely amount it expects to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents primarily consist of interest-bearing demand deposits. The Company considers highly liquid investments with original maturities of less than three months, including the Company’s investments in money market funds, to be cash equivalents.

Restricted cash consists of cash owned by the Company that is subject to legal restrictions on its use. Restricted cash is classified as either prepaid expenses and other current assets or other assets on the consolidated balance sheets depending on whether the Company expects to use the cash within the next fiscal year.

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

The Company enters into certain cloud-based software hosting arrangements that are accounted for as service contracts (cloud computing arrangements or “CCAs”). The Company may incur and capitalize certain implementation costs to integrate, configure, and customize software as part of these CCAs, which is consistent with the Company’s capitalization of costs incurred during the application development stage for on-premise software. CCA implementation costs are capitalized within other assets within the consolidated balance sheets and expensed on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangements plus any reasonably certain renewal periods. As of December 28, 2025 and December 29, 2024, CCA assets had a gross balance of $31.2 million and $29.6 million, accumulated amortization of $6.4 million and $2.7 million, and net value of $24.8 million and $26.9 million, respectively. Amortization of CCA assets was $3.7 million and $2.6 million for the fiscal year ended December 28, 2025 and December 29, 2024, respectively, and was included within selling, general and administrative expenses on the Company’s consolidated statement of operations. CCA amortization is classified as a cash operating expense (i.e., not included in amortization or depreciation in the Company’s consolidated financial statements), and CCA implementation expenditures are included within cash flows from operating activities.

The Company’s definite-lived intangible assets consist of customer relationships, trade names and trademarks, and customer contracts backlog. Definite-lived intangible assets are amortized over a period of approximately one year to 21 years based upon the estimated consumption of their economic benefits, or on a straight-line basis if the pattern of economic benefit cannot otherwise be reliably estimated.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment is necessary. Any impairment loss recognized is equal to the amount by which the carrying amount of the asset exceeds its fair value. For fiscal years 2025, 2024, and 2023, the Company did not recognize any significant impairment related to its long-lived assets.

Goodwill

Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost. The Company has recorded goodwill in connection with certain of its business acquisitions. Goodwill is required to be measured for impairment at the reporting unit level, which represents the operating entity level or one level below the operating entity level for which discrete financial information is available.

Goodwill is tested for impairment annually on the first day of the fourth fiscal quarter, or more frequently if events or circumstances arise which indicate that the fair value of a reporting unit with goodwill is below its carrying amount. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each reporting unit include, among other things, deterioration in macroeconomic conditions; declining financial performance; deterioration in the operational environment; a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; or a decrease in the estimated fair value of a reporting unit.

If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded in the consolidated statements of operations. No goodwill impairment was recorded in fiscal years 2025 and 2024. For fiscal year 2023, the Company recognized goodwill impairment of $214.0 million for the Riggs Distler reporting unit (which is now included within the Union Electric reporting unit).

See “Note 9 — Goodwill and Intangible Assets” for more information.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires that the purchase price, including the fair value of contingent consideration, of the acquired entity to be allocated to the assets acquired and liabilities assumed based generally on the estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

The determination of the fair value of assets acquired and liabilities assumed requires the Company to make subjective judgments as to projections of future operating performance, discount rates, and long-term growth rates, among other factors, which are typically level 3 inputs. The effect of these judgments then impacts the amount of the goodwill that is recorded and the amount of depreciation and amortization expense to be recognized in future periods related to tangible and intangible assets acquired.

GAAP provides a “measurement period” of up to one year in which to finalize estimates associated with the acquisition of a business. Most estimates are preliminary until the end of the measurement period. During the measurement period, adjustments to initial valuations and estimates that reflect newly discovered information that existed at the acquisition date are recorded as adjustments to the goodwill balance. After the measurement date, any adjustments would be recorded as a current period gain or loss.

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

The Company’s investment in its unconsolidated affiliate is assessed for other-than-temporary impairment when events or circumstances arise that indicate it is more likely than not that the fair value of the investment is below its carrying value. There were no events or circumstances during 2025, 2024 or 2023 that would indicate an other-than-temporary decline in the value of the Company’s investment in its unconsolidated affiliate existed.

Insurance

The Company utilizes a captive insurance company to insure against the risks associated with workers’ compensation, auto liability and general liability claims. The Company pays administrative fees to certain third-party administrators and consultants and pays claims incurred on a quarterly basis. In connection with these liability insurance policies, the Company is responsible for an initial deductible or self-insured retention amount per occurrence, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year spanning May 2025 to April 2026, the Company is responsible for the first $750,000 (deductible) per occurrence under the liability insurance policies. The Company accrues for claims based on projected future losses and associated rates, as calculated by a third-party actuary company.

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

A right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term, and a ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating and finance lease ROU assets also include any lease payments made and excludes lease incentives. The Company’s operating lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected to account for lease and non-lease components as a single lease component. Leases with an initial term of twelve months or less are classified as short-term leases and are not recognized on the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment will be leased for greater than twelve months. For sale lease-back transactions, the Company assesses whether control of the underlying asset has transferred to determine whether the transaction qualifies as a sale.

Income Taxes

The Company historically was included on the U.S. federal and certain state income tax returns of Southwest Gas Holdings and calculated income tax amounts using the separate return method as if the Company was a separate taxpayer to allow users to understand the financial position of the Company as a standalone taxable entity. This resulted in the Company recording net deferred tax assets primarily related to net operating losses and interest limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended, which differed from tax attributes actually generated and used by Southwest Gas Holdings as the consolidated and ultimate taxable entity. As discussed in “Note 1 — Description of Business,” Southwest Gas Holdings no longer holds an equity interest in the Company, and accordingly the Company will no longer be included in Southwest Gas Holdings’ U.S. federal and state income tax returns. As a result, certain deferred tax assets previously recorded under the separate return method were removed from the consolidated balance sheet through an adjustment to additional paid-in capital.

In addition, in accordance with the Company’s Tax Assets Agreement (as defined and discussed in “Note 17 — Related Parties”) with Southwest Gas Holdings, the Company was allocated $55.4 million in estimated deferred tax assets (primarily net operating losses) during the fiscal second and third quarters of 2025 as part of income tax deconsolidation. The allocation of these assets was treated as a capital contribution from Southwest Gas Holdings in additional paid-in capital as the Company was still a subsidiary of Southwest Gas Holdings at that time. Adjustments related to the realizability of deferred tax assets contributed from Southwest Gas Holdings upon deconsolidation also impacted additional paid-in capital.

In the fourth quarter of 2025, after the Company had completed income tax deconsolidation and was no longer a subsidiary of Southwest Gas Holdings, a change in Southwest Gas Holdings’ estimate of 2025 taxable income resulted in a $23.7 million increase in deferred tax assets allocable to the Company, recognized as an income tax benefit in the consolidated statement of operations. The allocation of deferred tax assets may continue to change until Southwest Gas Holdings’ 2025 tax returns are filed, with future changes impacting the statement of operations.

The Company has elected to treat its Global Intangible Low-Taxed Income (“GILTI”) as a current period cost when incurred and has considered the estimated GILTI impact in its tax expense. Realization of deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more likely than not a deferred tax asset will not be realized. As of December 28, 2025 and December 29, 2024, the Company had not repatriated undistributed earnings from its Canadian subsidiaries. The Company asserts that all future earnings will be permanently reinvested in the Canadian operations. Accordingly, as of December 28, 2025, no U.S. deferred income taxes have been recorded related to cumulative foreign earnings.

In assessing whether uncertain tax positions should be recognized in its financial statements, management determines whether it is more-likely-than-not that a tax position will be sustained upon examination. Interest and penalties related to uncertain income tax positions, if any, are included as a component of income tax expense on the consolidated statements of operations.

Foreign Currency Translation

The Company’s foreign currency-denominated assets and liabilities are translated into U.S. dollars, the Company’s functional currency, at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive loss. Results of operations of foreign subsidiaries are translated using monthly weighted average exchange rates during the respective periods. During 2025, 2024, and 2023, the company recorded losses of $0.1 million, $0.1 million and $0.5 million, respectively, related to foreign currency transactions. Gains and losses resulting from foreign currency transactions are included in other income, net on the consolidated statements of operations.

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

Collective Bargaining Agreements

As of December 28, 2025, approximately 57% of the Company’s employees, primarily consisting of craft tradespeople, were covered by collective bargaining agreements. Of the 332 collective bargaining agreements to which the Company is a party, 27 expire during 2026 and 14 expire during 2027 and require renegotiation. The Company’s management and union leadership will determine if there is a need to renegotiate the terms and conditions of these contracts. Although the majority of these agreements prohibit strikes and work stoppages during the term of the agreement, the Company cannot be certain strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact the Company’s relationships with its customers and could have an adverse effect on its business.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share using the treasury stock method. Under the treasury stock method, basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share are computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update enhances income tax disclosure requirements. This update became effective for the Company beginning with this Annual Report, and is reflected on a prospective basis within “Note 14 — Income Taxes”.

New Accounting Pronouncements Not Yet Adopted

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

There are no other recently issued accounting standards updates that are currently expected to be adopted or material to the Company effective in fiscal 2025 or thereafter.

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Contract Type:
Master services agreements	$2,326,943	$2,121,144	$2,388,688
Bid contracts	655,838	516,085	510,588
Total revenue	$2,982,781	$2,637,229	$2,899,276

Unit-price contracts	$1,660,990	$1,508,683	$1,570,356
Time and materials contracts	692,986	589,018	655,315
Fixed-price contracts	628,805	539,528	673,605
Total revenue	$2,982,781	$2,637,229	$2,899,276
Contract assets and liabilities consisted of the following (in thousands):

	December 28, 2025	December 29, 2024	December 31, 2023
Current contract assets	$395,126	$238,169	$269,808
Non-current contract assets	30,927	23,854	214
Contract assets, total	426,053	262,023	270,022
Contract liabilities	(50,510)	(24,975)	(43,694)
Net contract assets	$375,543	$237,048	$226,328
Contract assets primarily consist of revenue earned on contracts in progress in excess of billings, which relates to the Company’s rights to consideration for work completed but not billed and/or approved at the reporting date as well as contract retention balances. Contract assets that are not expected to be invoiced and collected within a year of the financial statement date (“Non-current contract assets”) are included in other assets on the consolidated balance sheets. Revenue earned on contracts in progress in excess of billings are transferred to accounts receivable when the rights become unconditional. Current contract assets included retention balances of approximately $40.6 million and $27.3 million as of December 28, 2025 and December 29, 2024, respectively.

As of December 28, 2025 and December 29, 2024, the Company had recorded approximately $47.8 million ($19.7 million non-current in other assets) and $24.8 million ($13.0 million non-current), respectively, in contract assets related to net recovery claims and unapproved change orders.

Total contract assets increased $164.0 million during the fiscal year ended December 28, 2025. The Company had a significant increase in revenue between periods, including on large bid projects in which billings are subject to completion of milestones, and large MSAs in which customer approval is contractually required before invoices can be issued. These contractual requirements are standard to many of the Company’s contracts and the approval process rarely results in meaningful adjustments to revenue. However, this process occasionally slows down the billing process when customer employees need to review large volumes of work.

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

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The increase in the contract liability balance of $25.5 million from December 29, 2024 to December 28, 2025 was due to additional payments received in advance of work completed and balances added due to the acquisition of Connect, net of approximately $21.3 million of revenue recognized that was included in the balance as of December 29, 2024.

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

As of December 28, 2025, the Company had 60 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of December 28, 2025 was $411.4 million. The Company expects to recognize the remaining performance obligations of these contracts over approximately the next 2 years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	December 28, 2025	December 29, 2024
Billed on completed contracts and contracts in progress	$312,003	$281,416
Other receivables	2,699	2,727
Accounts receivable, gross	314,702	284,143
Allowance for doubtful accounts	(37)	(2,702)
Accounts receivable, net	$314,665	$281,441

4.Segment Information
The Company’s reportable segments are: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Utility Services (“Canadian Operations”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). Canadian Operations was previously known as Canadian Gas Utility Services or “Canadian Gas”. The segment was renamed to reflect the expanded scope of services offered by the segment following the Company’s acquisition of Connect, which is included in this segment. The addition of Connect was the only change in the composition of this segment.

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

U.S. Gas

U.S. Gas provides comprehensive services, including maintenance, replacement, repair, and installation for local natural gas distribution utilities (“LDCs”) focused on the modernization of customers’ infrastructure throughout the United States. The work performed within this segment includes solutions for all stages of utility work and is performed primarily within the distribution, utility-scale transmission and end-user infrastructure, rather than large-scale, project-based, cross-country transmission. In addition, U.S. Gas performs other underground services, including water and fiber, and has an in-house fabrication shop providing pipe and component assembly. The Company is able to cater to the needs of its gas utility services and energy customers by serving union and non-union markets.

Canadian Operations

Canadian Operations provides comprehensive services, including maintenance, replacement, repair, and installation for local gas and electric utilities and energy providers. A majority of the work performed in this segment is focused on distribution, urban transmission and end-user interface under MSAs for gas and electric utilities. This segment also provides storm response services and performs construction of electrical systems used in renewable energy projects.

Union Electric

Union Electric provides a comprehensive set of electric utility services encompassing maintenance, replacement, repair, upgrade, and expansion services for urban transmission and local distribution infrastructure within union markets. The work performed within this segment is focused primarily on recurring local distribution and urban transmission services under MSAs, as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter. In addition to core electric utility infrastructure, this segment provides heavy industrial work, including civil, mechanical, electrical, and fabrication (component assembly) services.

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

Revenue and gross profit by segment are presented below (in thousands). Revenue amounts presented are revenues with external customers, and intersegment revenues were not material.

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Revenue:
U.S. Gas	$1,328,145	$1,260,579	$1,357,449
Canadian Operations	246,908	197,872	234,794
Union Electric	808,341	693,513	833,094
Non-Union Electric	599,387	485,265	473,939
Consolidated revenue	$2,982,781	$2,637,229	$2,899,276

Gross profit:
U.S. Gas	$71,201	$69,511	$123,626
Canadian Operations	45,826	31,306	33,095
Union Electric	71,027	58,002	57,740
Non-Union Electric	58,512	61,853	58,231
Other	—	—	750
Consolidated gross profit	$246,566	$220,672	$273,442

Gross profit represents the difference between revenue and cost of revenue. Cost of revenue is a significant expense that is regularly reported to the CODM by segment. Cost of revenue by segment was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
U.S. Gas	$1,256,944	$1,191,068	$1,233,823
Canadian Operations	201,082	166,566	201,699
Union Electric	737,314	635,511	775,354
Non-Union Electric	540,875	423,412	415,708
Other	—	—	(750)
Consolidated cost of revenue	$2,736,215	$2,416,557	$2,625,834

Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
U.S. Gas	$42,802	$45,213	$45,895
Canadian Operations	5,792	6,206	5,954
Union Electric	29,839	27,880	35,108
Non-Union Electric	31,576	26,714	27,168
Consolidated depreciation expense (1)	$110,009	$106,013	$114,125

(1)Depreciation expense within selling, general and administrative expense was excluded from the table above as it is not produced or utilized by management to evaluate segment performance.

Separate measures of the Company’s assets and cash flows, with the exception of capital expenditures, are not produced or utilized by the CODM to evaluate segment performance, as defined by ASC 280. The CODM does not use total assets by segment as a basis for decision making.

Capital expenditures by segment were as follows (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
U.S. Gas	$32,441	$39,659	$53,916
Canadian Operations	1,567	5,375	9,290
Union Electric	16,964	29,706	27,765
Non-Union Electric	34,830	24,526	9,370
Other	523	67	6,309
Consolidated capital expenditures	$86,325	$99,333	$106,650

Foreign Operations

During fiscal years 2025, 2024 and 2023, the Company earned $246.9 million, $197.9 million and $234.8 million, respectively, in Canada, which comprised 8% of consolidated revenue for all fiscal years presented. The remainder of the Company’s revenue was earned within the United States. Revenue is attributed to countries based on the location of where services are performed. In addition, as of December 28, 2025 and December 29, 2024 the Company had $85.3 million and $56.2 million of current assets, $256.8 million and $181.6 million of long-lived assets and $139.5 million and $110.0 million of net assets, respectively, in Canada.

5.Per Share Information
The amounts used to compute basic and diluted earnings (loss) per share attributable to common stock consisted of the following (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Amounts attributable to common stock:
Net income (loss) attributable to common stock	$22,395	$(6,724)	$(186,176)

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	90,000	83,286	71,666
Weighted average dilutive securities	295	—	—
Weighted average shares outstanding for diluted earnings per share attributable to common stock	90,295	83,286	71,666

Potentially dilutive securities for the fiscal year ended December 29, 2024 were de minimis, and there were none for the fiscal year ended December 31, 2023.

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

The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of December 28, 2025. The Company had no unused capacity on the Securitization Facility as of both December 28, 2025 and December 29, 2024.

Additionally, the SPE owned accounts receivable and contract assets of $60.2 million and $115.6 million, respectively, as of December 28, 2025 and $45.2 million and $78.3 million, respectively, as of December 29, 2024 which were not sold to PNC. These balances are primarily included in accounts receivable, net and contract assets (and the accompanying related party captions) in the Company’s consolidated balance sheet, with certain non-current balances being included in other assets.

During the fiscal years ended December 28, 2025 and December 29, 2024, the Company incurred $7.0 million and $2.2 million, respectively, in yield fees on the Securitization Facility, which were recorded in interest expense, net on the Company’s consolidated statements of operations.

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

The net carrying value of the Company’s investment in WSN Western, which is recorded in other assets on the consolidated balance sheets, was $11.5 million and $10.9 million as of December 28, 2025 and December 29, 2024, respectively. At times, the Company is an indemnifying party on construction bonds that secure performance of certain projects of WSN Western through its bonding arrangement. Therefore, outstanding bonds were added to the Company’s investment balance in determining the Company’s maximum exposure to losses of WSN Western. The Company’s maximum exposure to loss was $11.8 million and $10.9 million as of December 28, 2025 and December 29, 2024, respectively.

The Company recognized income related to its investment in WSN Western of $0.2 million, $0.2 million and $0.5 million in other income, net for fiscal years 2025, 2024 and 2023, respectively. The Company received dividends of $0.2 million during each of the fiscal years 2025, 2024 and 2023.

8.Acquisitions

On November 18, 2025, the Company completed the acquisition of the equity interests in Connect, an Atlantic Canada electric utility services provider, for an estimated $58.0 million in total cash consideration, subject to post-closing conditions and net working capital adjustments. Total cash consideration included payment for cash held by Connect as of the closing date. The Company also assumed certain long-term debt and finance lease obligations as part of the acquisition.

The total cash consideration of $58.0 million also included approximately $1.4 million of cash deposited into escrow, which is payable over time to members of Connect management who held equity interests in Connect prior to the acquisition by the Company. The cash held in escrow is considered to be owned by the Company but legally restricted. Refer to “Note 16 — Supplemental Cash Flow Disclosures” for details on the financial statement classification of this balance. Continued employment is not a condition of payment of escrow and therefore the Company considers the deferred payment to be consideration rather than compensation. These members of Connect management are also eligible to earn additional incentive awards based on the performance of Connect over the next three years, subject to continued employment. These payments are not expected to be material and will be recorded as compensation expense over the service period to the extent amounts are probable of being paid.

The acquisition of Connect expanded the Company’s electric service offerings into Canada. Funding for the acquisition was provided by proceeds of a public offering and concurrent private placement discussed in “Note 1 — Description of Business”.

Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values except as otherwise required by applicable guidance. Transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired businesses, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included consideration of types of intangibles that were acquired, including customer relationships, trade name, and backlog. These intangibles were valued utilizing a discounted cash flow method. Determining the fair values of these intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including the attrition rate, revenue growth rate, gross profit percentage, and discount rate for the customer relationships intangible asset and the royalty rate and discount rate for the trade name intangible asset.

The estimated value of assets acquired and liabilities assumed as of November 18, 2025 were as follows (in thousands, translated at the acquisition date Canadian Dollar to U.S. Dollar spot rate):

November 18, 2025
Assets:
Cash and cash equivalents	$8,919
Accounts receivable, net	14,120
Contract assets	5,033
Prepaid expenses and other current assets	1,937
Property and equipment, net	10,774
Intangible assets, net	28,073
Right-of-use assets under finance leases	1,820
Right-of-use assets under operating leases	574
Other assets	297
Total assets acquired	71,547
Liabilities:
Accounts payable	10,020
Accrued expenses and other current liabilities	4,138
Contract liabilities	5,196
Long-term debt	4,666
Finance lease liabilities	1,626
Operating lease liabilities	586
Deferred income taxes	9,813
Total liabilities assumed	36,045
Total identifiable net assets	35,502
Goodwill	22,527
Fair value of net assets acquired	$58,029

The amounts allocated to major classes of intangible assets were as follows (gross carrying amount in thousands):

	Gross Carrying Amount	Weighted Average Amortization Period in Years
Customer relationships	$22,871	19.3
Trade name	2,779	15
Backlog	2,423	0.8
Total intangible assets	$28,073	17.3

The Company recorded $22.5 million of goodwill as a result of the acquisition, which has been assigned to the Canadian Operations reporting unit. Goodwill consists of the value associated with the assembled workforce and the estimated economic value attributable to future opportunities related to the transaction. Goodwill acquired in the Connect acquisition is not expected to be tax-deductible.

Connect recognized approximately $8.7 million in revenue in fiscal 2025 subsequent to the acquisition, and the impact to earnings was not material. The Company incurred approximately $2.2 million in acquisition costs in fiscal year 2025, which were recorded within selling, general and administrative costs within the consolidated statement of operations.

Unaudited pro forma information

Unaudited pro forma consolidated revenue, net was $3.06 billion for fiscal year 2025 and $2.69 billion for fiscal year 2024. The pro forma impact on earnings of the acquisition was not material. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the Acquisitions been completed on January 1, 2024, nor is the unaudited pro forma financial information indicative of future results of operations.

9.Goodwill and Intangible Assets
Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Operations(1)	Union Electric (2)	Non-Union Electric	Total
Balances as of December 31, 2023	$58,160	$93,911	$56,499	$167,322	$375,892
Effect of exchange rate changes	—	(7,590)	—	—	(7,590)
Balances as of December 29, 2024	$58,160	$86,321	$56,499	$167,322	$368,302
Effect of exchange rate changes	—	4,842	—	—	4,842
Addition from Connect acquisition	—	22,527	—	—	22,527
Balances as of December 28, 2025	$58,160	$113,690	$56,499	$167,322	$395,671
(1)Net of accumulated impairment of $10.8 million as of December 28, 2025, December 29, 2024 and December 31, 2023.
(2)Net of accumulated impairment of $391.1 million as of December 28, 2025, December 29, 2024 and December 31, 2023.

In connection with the annual goodwill assessment for fiscal years 2025, 2024 and 2023, the Company performed a qualitative goodwill assessment of its reporting units. Other than the Union Electric reporting unit in fiscal year 2024 and the Riggs Distler reporting unit (now included in the Union Electric reporting unit) in fiscal year 2023, the results of the qualitative assessment did not indicate that it was more likely than not that the fair value of each reporting unit analyzed was less than the carrying value including goodwill, and no goodwill impairment was recognized.

For the Union Electric reporting unit in fiscal year 2024 and the Riggs Distler reporting unit in fiscal year 2023, management determined that triggering events occurred, and performed a quantitative assessment as of the fiscal year 2024 and 2023 assessment dates utilizing a weighted combination of the income approach (discounted cash flow method) and a market approach (guideline public company method). Under the discounted cash flow method, the Company determined fair value based on the estimated future cash flows of the reporting unit, discounted to present value using a risk-adjusted industry weighted average cost of capital, which reflects the overall level of inherent risk for the reporting unit and the rate of return an outside investor would expect to earn. Under the guideline public company method, the Company determined the estimated fair value by applying public company multiples to the reporting units’ historical and projected results, including a reasonable control premium. The public company multiples are based on peer group multiples adjusted for size, volatility and risk.

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

For fiscal 2024, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 10.0%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in the fair value of the Union Electric reporting unit being significantly above its carrying value and no goodwill impairment was recognized.

For fiscal 2023, the terminal growth rate used in the assessment was 3.0%. The discount rate used in the assessment was 12.5%, and the control premium supportable by market research and available data was 15.0%. The assessment resulted in the fair value of the Riggs Distler reporting unit being below its carrying value. As a result, the Company recognized an impairment charge of $214.0 million in the fourth quarter of 2023. Key drivers of the impairment included the cancellation of an offshore wind project in the fourth quarter of fiscal year, as well as lower than expected earnings during fiscal 2023. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its credit agreements.

The Company’s definite-lived intangible assets and respective carrying values were as follows (in thousands, except for weighted average amortization periods, which are in years):

	December 28, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	19	$414,808	$(127,463)	$287,345
Trade names and trademarks	15	82,057	(28,227)	53,830
Backlog	0.8	2,481	(413)	2,068
Total intangible assets	18	$499,346	$(156,103)	$343,243

	December 29, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	19	$389,918	$(105,218)	$284,700
Trade names and trademarks	15	78,955	(22,754)	56,201
Total intangible assets	18	$468,873	$(127,972)	$340,901
Amortization expense for definite-lived intangible assets was $27.3 million, $26.6 million and $26.7 million for fiscal years 2025, 2024, and 2023, respectively.

The estimated future aggregate amortization expense of definite-lived intangible assets as of December 28, 2025 is as follows (in thousands):

Fiscal years ended:
2026	$29,942
2027	27,510
2028	27,193
2029	27,193
2030	26,834
Thereafter	204,571
Total	$343,243

10.Property and Equipment
Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 28, 2025	December 29, 2024	Estimated Useful Life (in years)
Land	$5,808	$5,808
Building and leasehold improvements	57,371	52,126	5	-	41
Transportation vehicles	607,156	610,079	4	-	10
Construction equipment	460,066	426,415	2	-	15
Office equipment and internal-use software	28,344	28,144	3	-	12
Assets under construction	1,842	1,339
Property and equipment, gross	1,160,587	1,123,911
Accumulated depreciation	(693,745)	(612,597)
Property and equipment, net	$466,842	$511,314

11.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 28, 2025	December 29, 2024
Accrued compensation	$90,569	$77,259
Other accrued expenses	56,881	53,205
Accrued insurance	18,135	27,957
Book overdrafts	19,379	15,163
Accrued expenses and other current liabilities	$184,964	$173,584

12.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	December 28, 2025		December 29, 2024
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$91,201	$91,173	$113,533	$113,455
Term loans under loan facility	616,000	617,799	706,375	709,059
Total loan facility	707,201	708,972	819,908	822,514
Equipment loans:
2.30%, due May 2025	—	—	2,057	2,038
1.75%, due March 2027	2,815	2,768	5,023	4,800
1.75%, due March 2027	6,568	6,458	11,721	11,200
2.96%, due March 2027	6,601	6,531	11,708	11,323
3.27%, due March 2027	7,799	7,737	13,813	13,415
3.40%, due March 2027	4,252	4,220	7,317	7,111
3.51%, due March 2027	8,522	8,465	14,155	13,773
Other equipment loans	4,660	4,843	—	—
Total long-term debt	$748,418	$749,994	$885,702	$886,174
Current portion of long-term debt	(29,543)		(30,018)
Unamortized discount and debt issuance costs	(10,803)		(11,821)
Long-term debt, net of current portion	$708,072		$843,863
(1)Fair values as of December 28, 2025 and December 29, 2024 were determined using discount rates commensurate with the Company’s credit rating.

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

As a result of the refinance, the Company’s term loan facility, previously set to mature on August 27, 2028, is now set to mature on July 9, 2032, and the revolving credit facility, previously set to mature on August 27, 2026, is now set to mature on July 9, 2030. As a result of prepayments made in the fourth fiscal quarter of 2025, the Company no longer has an obligation to make principal payments on the term loan facility until maturity.

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
•Revolving credit facility: $0.4 million in unamortized debt issuance costs were written-off related to debt extinguishments and recorded within interest expense, net on the statement of operations. A total of $1.5 million in new third-party fees were capitalized and will be amortized over the life of the revolving credit facility. These capitalized costs are recorded within other assets on the consolidated balance sheet.

The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of December 28, 2025 totaled $2.3 billion. The credit agreement also contains a restriction on dividend payments with an available amount generally defined as $65.0 million plus 50% of the Company’s consolidated net income since the beginning of the third fiscal quarter of 2025 adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable.

The applicable margin for the newly amended revolving credit facility ranges from 1.25% to 2.25% for SOFR and Canadian Overnight Repo Rate Average (“CORRA”) loans and from 0.25% to 1.25% for base rate loans, depending on the Company’s net leverage ratio. After the refinance, the term loan facility had a fixed margin of 1.25% for base rate loans and 2.25% for SOFR loans, which was 0.25% lower than the rates prior to the sixth amendment. The table below summarizes the weighted average interest rates on the term loan facility and revolving credit facility as of the end of December 28, 2025 and December 29, 2024:

	December 28, 2025	December 29, 2024
Term loan facility	6.12%	7.19%
Revolving credit facility	4.54%	5.94%

On January 12, 2026, the Company entered into the seventh amendment to our amended and restated credit agreement, which (i) repriced the term loan, (ii) decreased the fixed margin for SOFR loans from 2.25% to 2.00% and (iii) decreased the fixed margin for base rate loans from 1.25% to 1.00%. The aggregate principal amount of each term loan under the sixth amendment outstanding immediately prior to the effective date of the seventh amendment was deemed to be exchanged for seventh amendment term loans in an equal aggregate principal amount, the proceeds of which were applied to prepay in full any sixth amendment term loans that were not exchanged. As of January 12, 2026, the aggregate principal amount of the seventh amendment term loans was $616.0 million.

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

As of December 28, 2025, the Company was in compliance with all of the financial covenants under the revolving credit facility. The Company is required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio.

As of December 28, 2025 and December 29, 2024, the Company had borrowings outstanding of $0.7 billion and $0.8 billion, respectively, under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $302.4 million, net of outstanding letters of credit, of unused capacity on the revolving line of credit as of December 28, 2025. The Company had $68.6 million and $64.6 million of unused letters of credit available as of December 28, 2025 and December 29, 2024, respectively. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of December 28, 2025 and December 29, 2024, there was $2.9 million and $3.0 million, respectively, in debt issuance costs recorded in other assets on the consolidated balance sheets.

As of December 28, 2025, the Company had $34.7 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan facility are amortized over the term of the related debt, which approximates the effective interest method. As of December 28, 2025 and December 29, 2024, debt issuance costs of $10.8 million and $11.8 million, respectively, were recorded as a reduction to long-term debt on the consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the consolidated statements of operations. During the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 amortization of debt issuance costs was $3.6 million, $5.3 million and $4.5 million, respectively.

As of December 28, 2025, the Company had six U.S. equipment term loans with initial amounts totaling approximately $150 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

The fair value of the Company’s debt as of December 28, 2025 and December 29, 2024 was $0.7 billion and $0.9 billion, respectively. The carrying value of the Company’s revolving credit facility approximates fair value given interest rates on the revolving credit facility approximate market rates, and typically draws on the revolving credit facility are paid back in a short period of time. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

As of December 28, 2025, future principal payments required to be made on existing debt obligations (excluding finance lease obligations, which are discussed in “Note 13 — Leases”) are set forth in the table below (in thousands):

2026	$29,543
2027	9,186
2028	1,079
2029	637
2030	91,612
Thereafter	616,361
Total	$748,418

13.Leases
The Company has operating and finance leases for corporate and field offices, equipment yards, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 13 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment or property will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of December 28, 2025, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Year Ended
Lease cost	Classification	December 28, 2025	December 29, 2024	December 31, 2023
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$28,842	$26,565	$22,162
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	5,570	7,831	7,780
Interest on lease liabilities	Interest expense, net	924	1,312	1,680
Total finance lease cost		6,494	9,143	9,460
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	124,802	103,465	122,333
Total lease cost		$160,138	$139,173	$153,955
(1)Depreciation is included within cost of revenue in the accompanying consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,847	$26,451	$21,908
Operating cash flows from finance leases	$924	$1,312	$1,680
Financing cash flows from finance leases	$9,418	$11,293	$12,113
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$94,167	$9,345	$50,173
Finance leases	$70	$124	$1,625
Supplemental information related to leases was as follows:

	December 28, 2025	December 29, 2024
Weighted average remaining lease term (in years):
Operating leases	6.17	6.72
Finance leases	2.52	2.99

Weighted average discount rate:
Operating leases	5.74%	5.05%
Finance leases	4.98%	4.27%
The following is a schedule of maturities of lease liabilities as of December 28, 2025 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
2026	$39,971	$8,098
2027	38,556	6,200
2028	35,008	2,217
2029	31,087	826
2030	28,474	404
Thereafter	45,174	—
Total lease payments	218,270	17,745
Less: Amount of lease payments representing interest	(34,385)	(1,136)
Total	$183,885	$16,609
Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.

During the fiscal year ended December 28, 2025, the Company entered into sale-leaseback transactions for certain of its machinery and equipment. These sales generated $37.8 million in proceeds and resulted in the addition of operating lease right-of-use assets and lease liabilities of approximately $30.0 million. The Company recorded a net gain of $5.9 million as a result of these transactions. The leases will carry terms of 4 to 7 years.

In addition to the sale-leaseback transactions, the Company also entered into several hundred long-term equipment leases (increase in operating lease right-of-use assets of $42.3 million) focused primarily on obtaining longer-term control over equipment that was previously being used under short-term rental agreements.

14.Income Taxes
During fiscal year 2025, the Company deconsolidated from Southwest Gas Holdings for state and federal income tax purposes. As a result, in the second and third fiscal quarters of 2025, certain deferred tax assets previously recorded under the separate return method were removed from the balance sheet through an adjustment to additional paid-in capital, and the Company was allocated $55.4 million in estimated deferred tax assets (primarily net operating losses) as part of income tax deconsolidation. Subsequent to income tax deconsolidation and the Company ceasing to be a subsidiary of Southwest Gas Holdings, the estimate of deferred tax assets allocable to Centuri increased by $23.7 million, recognized as an income tax benefit increase in the consolidated statement of operations. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Income Taxes” for additional details.

The following is a summary of income (loss) before income taxes (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Domestic	$(17,670)	$(20,479)	$(195,505)
Foreign	32,257	17,123	20,529
Total income (loss) before income taxes	$14,587	$(3,356)	$(174,976)
Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Current income tax expense:
Federal	$3,681	$12,155	$6,057
State	3,677	2,338	6,579
Foreign	(823)	8,141	6,566
Total current income tax expense	6,535	22,634	19,202

Deferred income tax (benefit) expense:
Federal	(21,731)	(12,752)	(4,204)
State	(2,252)	(2,801)	(4,375)
Foreign	9,385	(3,615)	(1,093)
Total deferred income tax benefit	(14,598)	(19,168)	(9,672)
Total income tax (benefit) expense	$(8,063)	$3,466	$9,530

The following is a reconciliation of the federal statutory rate to the consolidated effective tax rate for fiscal year 2025 pursuant to the requirements of ASU 2023-09. which has been applied prospectively:

	Fiscal Year Ended
	December 28, 2025
	$	%

U.S. Federal statutory income tax rate	$3,063	21.0%
State income tax, net (1)	1,132	7.8%
Foreign Tax Effects - Canada
Statutory differences between Canada and United States	1,754	12.0%
Other	34	0.2%
Effect of Cross-Border Tax Laws - Canada (GILTI)	1,986	13.6%
Nontaxable or Nondeductible Items
Meals and entertainment expenses	3,820	26.2%
Company-owned life insurance	(764)	(5.2%)
Executive compensation limitations	934	6.4%
Stock-based compensation	170	1.2%
Transaction costs	424	2.9%
Other nontaxable or nondeductible items	244	1.7%
Changes in Uncertain Tax Positions	(510)	(3.5%)
Other Adjustments
Allocation of tax assets from Southwest Gas Holdings	(20,861)	(143.0%)
Southwest Gas Holdings settlement true-up	180	1.2%
Return to provision	278	1.9%
Other	53	0.3%
Consolidated effective income tax rate	$(8,063)	(55.3%)
(1)State taxes in Pennsylvania and Illinois made up the majority (greater than 50%) of the tax expense effect in this category.

As previously disclosed for the fiscal years ended December 29, 2024 and December 31, 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory rate as follows:

	Fiscal Years Ended
	December 29, 2024	December 31, 2023
Federal statutory income tax rate	21.0%	21.0%
Increases (decreases) resulting from:
State income tax, net	13.3%	(0.6%)
Goodwill impairment	0.0%	(23.4%)
Company-owned life insurance	18.0%	0.4%
Separation related costs	(16.3%)	0.0%
Meals and entertainment expenses	(86.5%)	(1.9%)
Executive compensation limitations	(30.2%)	0.0%
Canadian tax rate differences	(28.1%)	(0.6%)
Return to provision	12.6%	(0.6%)
State rate impact of asset transfers	(10.4%)	0.0%
Tax credits	10.4%	0.4%
Penalties	(3.2%)	(0.1%)
Stock-based compensation	(1.9%)	0.0%
Uncertain tax positions	(1.1%)	0.0%
Other	(0.9%)	0.0%
Consolidated effective income tax rate	(103.3%)	(5.4%)

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	December 28, 2025	December 29, 2024
Deferred tax assets:
Accrued expenses not currently deductible for tax	$41,174	$36,693
Operating lease obligations	47,919	27,239
Net operating losses	84,499	17,937
Interest expense carryforward	—	30,483
Other	1,332	2,136
Deferred tax assets	174,924	114,488
Less: valuation allowance	(824)	(542)
Deferred tax assets, net	174,100	113,946

Deferred tax liabilities:
Depreciation of property and equipment	106,677	113,385
Right-of-use assets	45,812	25,453
Goodwill and intangible assets	91,807	83,097
Canadian contract assets, net	8,169	7,125
Deferred tax liabilities	252,465	229,060
Net deferred tax liabilities	$78,365	$115,114
In addition to deferred income tax benefit, the net deferred tax liability balance decreased due to the allocation of tax assets from Southwest Gas Holdings, partially offset by the reversal of certain deferred tax assets recorded under the separate return method, and deferred tax liabilities added through the Connect acquisition.
The Company monitors on an ongoing basis the ability to utilize deferred tax assets and whether there is a need for a related valuation allowance. In evaluating the ability to recover deferred tax assets in the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and recent results of operations. A reconciliation of the beginning and ending amount of the Company’s valuation allowance is as follows (in thousands):

	December 28, 2025	December 29, 2024	December 31, 2023
Valuation allowances at beginning of the year	$542	$1,986	$1,885
Additions (charged to expense)	270	187	—
Changes due to change in rates	12	25	101
Write-offs	—	(1,656)	—
Valuation allowances at end of year	$824	$542	$1,986

As of December 28, 2025, the Company has federal net operating loss carryforwards related to U.S. operations of $301.1 million, some of which begin to expire in fiscal 2029, and $14.7 million related to Canadian operations (net of valuation allowances), which begin to expire in fiscal 2044. As of December 28, 2025, the Company has $260.2 million of state net operating loss carryforwards (net of valuation allowances). An immaterial amount of the Company’s state net operating loss carryforwards expire between 2026 and 2035, while the majority begin to expire thereafter or do not expire at all.
Distributions of cash to the U.S. as dividends generally will not be subject to U.S. federal income tax. The Company has not provided foreign withholding or state income taxes on the undistributed earnings of its foreign subsidiaries, over which the Company will have sufficient influence to control the distribution of such earnings and has determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to foreign withholding tax if they are remitted as dividends. As of December 28, 2025, the Company estimates that repatriation of these foreign earnings would generate withholding taxes and state income taxes of approximately $8.1 million.
In prior years, the Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. This balance is recorded in other long-term liabilities. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. In the current fiscal year, due to the income tax deconsolidation from Southwest, the Company no longer has any unrecognized tax benefits related to tax positions taken.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 28, 2025	December 29, 2024	December 31, 2023
Unrecognized tax benefits at beginning of year	$510	$472	$427
Gross increases – tax positions in prior period	—	38	45
Gross decreases – tax positions in prior period	(510)	—	—
Unrecognized tax benefits at end of year	$—	$510	$472
With certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal 2018.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company’s effective tax rate for fiscal year 2025. While further evaluation is ongoing, the OBBBA is not expected to have a material impact on the Company's financial position or results of operations.

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
The following table summarizes plan information related to the Company’s participation in multiemployer defined benefit pension plans, including Company contributions for the last three fiscal years, the status under the PPA of the plans and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in fiscal 2025, 2024 and 2023 primarily relates to the plans’ fiscal year-end in 2024, 2023, and 2022. Forms 5500 were not yet available for the majority of plan years ending in fiscal 2025, though the Company acquired Forms 5500 ending in fiscal 2025 to the extent available. The PPA zone status is based on information the Company received from the respective plans, as well as publicly available information on the U.S. Department of Labor website. The zone status is certified by the applicable plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65% funded, plans in the yellow zone generally are less than 80% funded, and plans in the green zone generally are at least 80% funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration dates of the Company’s collective-bargaining agreements to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects. Information has been presented separately for individually significant plans, based on PPA funding status classification, and in the aggregate for all other plans.

Fund	Employee Identification Number/Pension Plan Number	PPA Zone Status		Subject to financial Improvement/ Rehabilitation Plan	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		Fiscal 2025	Fiscal 2024		Fiscal 2025	Fiscal 2024	Fiscal 2023
Chicago & Vicinity Laborers' District Council Pension Plan	36-2514514-002	Green	Green	No	$5,225	$4,548	$6,155	No	05/31/26
Central Pension Fund of the IUOE & Participating Employers	36-6052390-001	Green	Green	No	5,019	4,977	4,418	No	03/31/29
Midwest Operating Engineers Pension Trust Fund	36-6140097-001	Green	Green	No	3,710	3,714	5,285	No	05/31/27
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	Red	Red	Yes	3,203	2,433	3,994	No	Evergreen	(1)
National Electric Benefit Fund	53-0181657-001	Green	Green	No	3,014	2,935	2,935	No	05/31/27
Plumbers Local 9 Pension Plan	51-0219541-001	Green	Green	No	2,568	1,455	454	No	Evergreen	(1)
IBEW Local 769 Management Pension Plan	86-6049763-001	Green	Green	No	2,534	2,192	1,796	No	08/02/26
Eastern Atlantic States Carpenters Pension Fund	23-1613018-001	Green	Green	No	2,509	1,485	1,547	No	Evergreen	(1)
Operating Engineers Local 101 Pension Fund	43-6059213-001	Green	Green	No	2,374	1,961	1,867	No	12/31/28
Pipe Fitters Retirement Fund Local 597	62-6105084-001	Green	Green	No	2,236	2,045	2,440	No	05/31/26
Local 351 IBEW Pension Plan	22-3417366-001	Green	Green	No	2,155	2,230	2,184	No	Evergreen	(1)
Building Trades United Pension Trust Fund Milwaukee and Vicinity	51-6049409-001	Green	Green	No	1,910	1,452	835	No	05/31/27
U.A. Local Union No. 322 Pension Plan	21-6016638-001	Red	Red	Yes	1,860	1,302	1,240	No	Evergreen	(1)
Minnesota Laborers Pension Fund	41-6159599-001	Green	Green	No	1,803	1,653	1,374	No	05/31/30
IBEW Local 1249 Pension Plan	15-6035161-001	Green	Green	No	1,642	1,692	1,642	No	Evergreen	(1)
United Association National Pension Fund	52-6152779-001	Green	Green	No	1,506	1,741	2,184	No	12/15/26
Fox Valley and Vicinity Laborers Pension Fund	36-6147409-001	Green	Green	No	1,473	1,472	1,861	No	Evergreen	(1)
Laborers' District Council Construction Industry Pension Fund	23-6235338-001	Green	Green	No	1,444	920	-	No	12/31/29
West Chester Heavy Construction Laborers Local 60 Pension Fund	13-1962287-001	Green	Green	No	1,391	1,386	1,389	No	Evergreen	(1)
Steamfitters Local Union No. 420 Pension Plan	23-2004424-001	Yellow	Red	Yes	800	621	1,746	No	04/30/26
International Painters And Allied Trades Industry Pension Plan	52-6073909-001	Red	Red	Yes	339	132	121	No	Evergreen	(1)
Central States, Southeast and Southwest Areas Pension Plan	36-6044243-001	Red	Red	Yes	330	-	-	No	05/31/26
Kansas Construction Trades Open End Pension Trust Fund	48-6171387-001	Red	Red	Yes	285	345	361	No	12/31/29
Upstate New York Engineers Pension Fund	15-0614642-001	Red	Red	Yes	240	215	90	No	03/31/26
New Jersey Building Laborers Statewide Pension Fund	22-6077693-001	Red	Red	Yes	238	58	61	No	Evergreen	(1)
Laborers National Pension Fund	75-1280827-001	Red	Red	Yes	190	322	107	Yes	05/31/26
Asbestos Workers Philadelphia Pension Fund	23-6406511-001	Red	Red	Yes	178	14	-	No	Evergreen	(1)
Ironworkers Pension Plan	23-6529504-001	Red	Red	Yes	142	133	5	No	06/30/28
All other plans - U.S.					18,063	16,108	19,000
All other plans - Canada (2)					9,123	8,647	10,567
Total					$77,504	$68,188	$75,658
(1)Certain collective bargaining agreement(s) participating in this fund is subject to automatic renewal absent cancellation by either party.
(2)Multiemployer defined benefit pension plans in Canada are not subject to the reporting requirements under the PPA. Accordingly, certain information is not publicly available.

The Company’s contributions to the following individually significant plans were 5% or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans for the plan years ended December 31, 2024 and 2023. Forms 5500 were not yet available for these plans for the plan years ending during 2025, unless specifically noted below.

Fund	Plan Years in which Centuri Contributions Were Five Percent or More of Total Plan Contributions
I.B.E.W. Local 769 Management Pension Plan	2024, 2023, 2022
Local 351 IBEW Pension Plan	2024, 2023, 2022
U.A. Local Union No. 322 Pension Plan	2024, 2023, 2022
Fox Valley and Vicinity Laborers Pension Fund	2023, 2022
West Chester Heavy Construction Laborers Local 60 Pension Fund	2024, 2023, 2022
Kansas Construction Trades Open End Pension Trust Fund	2023
Other Defined Contribution Plans
The Company offers defined contribution plans to its eligible employees, regardless of whether they are covered under collective bargaining agreements. Eligibility requirements vary, as does timing of participation, matching, vesting and profit-sharing features of the plans. Contributions by the Company to these plans for fiscal years 2025, 2024 and 2023 were $16.2 million, $15.6 million and $15.2 million, respectively.
Deferred Compensation Plan
The Company sponsors a nonqualified deferred compensation plan that is offered to a select group of management and highly compensated employees. The plan allows participants to defer up to 80% of base salary and provides a match of 100% of contributions up to 5% of a participant’s salary. The plan also allows the Company, at its election, to credit participant accounts with discretionary contributions. Participants are 100% vested in salary deferrals, contributions, and all earnings. Participant accounts include a return based on the performance of the underlying investment options selected. Payments from the plan are designated at each annual enrollment period based on specified triggering events and are payable by lump sum or on an annual installment basis. The total amount accrued for future benefits as of December 28, 2025 and December 29, 2024 was $33.1 million and $32.0 million, respectively, and was included in other long-term liabilities on the consolidated balance sheets.
To provide for future obligations related to these deferred compensation plans, the Company has invested in corporate-owned life insurance (“COLI”) policies covering certain participants in the deferred compensation plan, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of December 28, 2025 and December 29, 2024, the fair market values were $34.6 million and $35.6 million, respectively, and were included in other assets on the consolidated balance sheets. The level of inputs used for these fair value measurements is Level 2.

16.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow information related to interest and cash taxes paid (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Supplemental disclosure of cash flow information:
Interest paid	$67,009	$78,265	$98,342
Cash paid for income taxes, net of refunds
U.S. Federal	—	n/a	n/a
U.S. State and local	3,103	n/a	n/a
Foreign	477	n/a	n/a
Total cash paid for income taxes, net of refunds	$3,580	$9,358	$13,595
n/a — disaggregation not presented for period as ASU 2023-09 has been adopted on a prospective basis.

During the fiscal year ended December 28, 2025, income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

Fiscal Year Ended
December 28, 2025
Canada	$477
U.S. States:
Pennsylvania	$994
Louisiana	$493
Georgia	$361
Virginia	$206
Oklahoma	$202

Non-cash lease activity is disclosed in “Note 13 — Leases”. The following table represents the Company’s non-cash investing activity (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Non-cash investing activities:
Accrued capital expenditures	$6,093	$12,490	$15,095
Proceeds from sale of property and equipment in accounts receivable	$20	$213	$—
Accrued acquisition consideration (1)	$3,481	$—	$—
(1)Represents approximately $2.1 million that is expected to be paid within the next year pursuant to working capital and other adjustments, as well as $1.4 million in non-current liabilities which are offset by restricted cash.

Following is a reconciliation of the captions in the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Consolidated balance sheets:
Cash and cash equivalents	$126,630	$49,019	$33,407
Restricted cash included in other assets	1,429	—	—
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$128,059	$49,019	$33,407

17.Related Parties
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

	Fiscal Year Ended
	December 28, 2025		December 29, 2024		December 31, 2023
Revenue	$97,588	3%	$106,835	4%	$116,431	4%
Gross Profit	$6,617	3%	$10,022	5%	$11,017	4%

As of December 28, 2025 and December 29, 2024, approximately $11.9 million (4%) and $9.6 million (3%), respectively, of the Company’s accounts receivable, and $0.7 million and $2.6 million, respectively, of contract assets, were related to contracts with Southwest Gas Corporation. There were no significant related party contract liabilities as of December 28, 2025 or December 29, 2024 with Southwest Gas Corporation.

Additionally, certain costs incurred by Southwest Gas Holdings were historically allocated to Centuri and settled in cash during the normal course of operations. The Company recorded allocated costs of $0.5 million and $1.3 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively, and de minimis costs in the fiscal year ended December 28, 2025. These costs are recorded within selling, general and administrative expenses on the Company’s consolidated statements of operations.

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

•Tax Matters Agreement: Sets forth responsibilities and obligations with respect to all tax matters, including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to Holdings’ business and taxes arising, under certain circumstances, in connection with the Separation), tax attributes, tax contests and tax returns (including Centuri’s inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with Southwest Gas Holdings for applicable tax periods following the Separation, and Centuri’s continuing joint and several liability with Southwest Gas Holdings for such tax returns). As of December 28, 2025, no amounts were owed between the two parties, and as of December 29, 2024, $0.6 million was due from the Company to Southwest Gas Holdings related to income taxes.

•Registration Rights Agreement: Granted to Southwest Gas Holdings certain registration rights with respect to the CTRI shares owned by Southwest Gas Holdings following the Centuri IPO. This agreement terminated upon Southwest Gas Holdings’ sale of its remaining ownership interest on September 5, 2025.

On February 24, 2025, the Company entered into an Unutilized Tax Assets Settlement Agreement (the “Tax Assets Agreement”) with Southwest Gas Holdings. The Tax Assets Agreement addresses the Company’s arrangements with Southwest Gas Holdings with respect to certain unutilized tax assets (the “Tax Assets”) that the Company has retained following deconsolidation from Southwest Gas Holdings for purposes of U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, the balance of the Tax Assets at tax deconsolidation, subject to true-up, and including the impact of any payments or deemed payments made by Southwest Gas Holdings in respect of the Tax Assets were treated as deemed capital contributions and recorded within additional paid-in capital, which resulted in an increase in Southwest Gas Holdings’ basis in its ownership of the Company’s common stock. The deemed capital contributions did not require any cash payment from the Company and had no impact on the Company’s liquidity or financial condition. As Southwest Gas Holdings no longer owns shares of the Company’s common stock, the Company will no longer be included in Southwest Gas Holdings’ U.S. federal and state income tax returns. However, Tax Assets allocated to the Company remain subject to true-up until after Southwest Gas Holdings’ U.S. federal and state tax returns for tax year 2025 are filed, with any changes after deconsolidation impacting the consolidated statements of operations. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Income Taxes” for additional details.
Riggs Distler noncontrolling interest

In November 2021, certain members of Riggs Distler management acquired a 1.42% interest in the parent company of Riggs Distler, Drum Parent LLC (“Drum”). The remaining noncontrolling interest in Drum outstanding as of December 28, 2025 was 0.80%.

Former chief executive officer relationship with customer

The Company’s former chief executive officer and former member of the Company’s Board began serving as the chief executive officer and president of a customer of the Company in August of 2024, and at the time was still serving as a director on the Company’s Board. Revenue with this customer for the fiscal year ended December 29, 2024 was $143.7 million. As of December 29, 2024, approximately $26.5 million (9%), and $26.0 million (11%) of the Company’s accounts receivable and contract assets, respectively, were related to contracts with this customer. There were no significant contract liabilities as of December 29, 2024 with this customer. This customer ceased to be a related party in December 2024 when the Company’s former chief executive officer resigned from the Company’s Board.

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

Concentration of Credit Risk

The Company provides full-service utility infrastructure services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than or equal to 10% of the Company’s consolidated balances. No customers accounted for more than 10% of revenue during the fiscal years ended December 28, 2025, December 29, 2024 or December 31, 2023. As of December 28, 2025 and December 29, 2024, one Non-Union Electric segment customer had a combined accounts receivable and contract asset balance above 10% of the consolidated accounts receivable and contract assets balance, which was $131.9 million and $52.5 million, respectively, or approximately 19% and 10%, respectively, of the consolidated balance of these accounts.

The Company primarily uses two financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of December 28, 2025. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of December 28, 2025, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of December 28, 2025, the estimated total amount of outstanding performance and payment bonds was approximately $822.8 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $385.9 million as of December 28, 2025.

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

19.Stock-based Compensation

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

Stock compensation expense totaled approximately $8.1 million, $2.2 million and $1.9 million for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively.

The table below summarizes activity related to the Company’s stock-based compensation plans during the fiscal year of 2025. This table excludes RSUs and PSUs of Southwest Gas Holdings stock that were granted to certain employees of the Company prior to the Centuri IPO and fully vested during fiscal year 2025. The fair value of these outstanding Southwest Gas Holdings awards was not material as of December 29, 2024.

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value (Per Unit)	Shares	Weighted Average Grant Date Fair Value (Per Unit)
As of December 29, 2024	342,679	$20.40	—	N/A
Granted	736,975	$18.05	118,612	$17.73
Vested	(160,830)	$24.33	—	N/A
Forfeited	(54,437)	$17.15	(8,320)	$18.10
As of December 28, 2025	864,387	$17.87	110,292	$17.71

As of December 28, 2025, total unearned compensation related to Centuri stock RSUs and PSUs was approximately $9.7 million and $1.4 million, respectively, and these amounts are expected to be recognized over a weighted average period of approximately 1.4 years and 2.2 years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 28, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025, based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2025.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 28, 2025 excluded Connect, which was acquired during the fiscal year ended December 28, 2025. Such exclusion is based on guidance from the U.S. Securities and Exchange Commission Staff. Connect, a consolidated subsidiary, whose total assets and total revenues excluded from our assessment represent approximately 1.8% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 28, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of December 28, 2025, which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth fiscal quarter of 2025 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements
During the fiscal three months ended December 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

Our Board has also adopted insider trading policies and procedures governing the purchase, sale, and/or any other disposition of the Company’s securities and material non-public information that are reasonably designed to promote compliance with insider trading laws, rules, regulations, and applicable NYSE standards. Our insider trading policies and procedures apply to the Company and its directors, officers, employees, contractors, agents, service providers, and their immediate family members and continue to apply so long as they remain in possession of material non-public information. Our Insider Trading Policy is included as Exhibit 19.1 in this Annual Report on Form 10-K.

Additional information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (the “2026 Proxy
Statement), under the headings “Election of Directors,” “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners,” “Governance of the Company - Board of Directors” and “Executive Officers.” The 2026 Proxy Statement will be filed with the SEC within 120 days after December 28, 2025.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our 2026 Proxy Statement under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.” The 2026 Proxy Statement will be filed with the SEC within 120 days after December 28, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended December 28, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our 2026 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Governance of the Company - Board of Directors - Director Independence.” The 2026 Proxy Statement will be filed with the SEC within 120 days after December 28, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our 2026 Proxy Statement under the heading “Selection of Independent Registered Public Accounting Firm.” The 2026 Proxy Statement will be filed with the SEC within 120 days after December 28, 2025.

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(a)Documents filed as part of this report
(1)The Consolidated Financial Statements of the Company required under this item are included in Item 8 of Part II in this Annual Report on Form 10-K.
(2)All schedules are omitted because the required information is not present, in amounts sufficient to require submission of the schedule, or because the required information is included in the Consolidated Financial Statements of the Company included in Item 8, Part II in this Annual Report on Form 10-K
(3)Exhibits
Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-278834	4.1	April 19, 2024

3.2	Amended and Restated Bylaws of Centuri Holdings Inc.	S-8	333-278834	4.2	April 19, 2024

4.1	Description of Capital Stock	10-K	001-42022	4.1	February 26, 2025

10.1^	Second Amended and Restated Credit Agreement, dated as of August 27, 2021, with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders and agents party thereto	S-1	333-278178	10.5	March 22, 2024

10.2^	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 4, 2022, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	S-1	333-278178	10.6	March 22, 2024

10.3^	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of May 31, 2023, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	S-1	333-278178	10.7	March 22, 2024

10.4	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of November 13, 2023, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	S-1	333-278178	10.8	March 22, 2024

10.5	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of March 22, 2024, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	S-1	333-278178	10.9	March 22, 2024

10.6^	Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of May 13, 2024, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein	10-Q	001-42022	10.6	August 06, 2024

Exhibit Number	Exhibit Description	Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.7^	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of July 9, 2025, among Centuri Holdings, Inc., Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein.	8-K	001-42022	10.1	July 14, 2025

10.8^
Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of January 12, 2026, among Centuri Holdings, Inc., Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein.
						X

10.9	Amended and Restated Cooperation Agreement, dated as of November 21, 2023, by and among the Icahn Group and Southwest Gas Holdings, Inc.	S-1	333-278178	10.15	March 22, 2024

10.10^	Separation Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.	10-K	001-42022	10.8	February 26, 2025

10.11†	Amendment No. 10 Restating the Centuri Group, Inc. Executive Deferred Compensation Plan, amended and restated effective May 6, 2024	10-K	001-42022	10.9	February 26, 2025

10.12	Tax Matters Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.	10-K	001-42022	10.10	February 26, 2025

10.13	Registration Rights Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.	10-K	001-42022	10.11	February 26, 2025

10.14^	Registration Rights Letter Agreement, dated as of May 19, 2025, among Centuri Holdings Inc., Icahn Partners LP and Icahn Partners Master Fund LP.	8-K	001-42022	10.1	May 22, 2025

10.15^	Registration Rights Letter Agreement, dated as of June 13, 2025, by and among Centuri Holdings Inc., Icahn Partners LP and Icahn Partners Master Fund LP.	8-K	001-42022	10.1	June 18, 2025

10.16^	Registration Rights Letter Agreement, dated as of August 6, 2025, by and among Centuri Holdings Inc., Icahn Partners LP and Icahn Partners Master Fund LP.	8-K	001-42022	10.1	August 11, 2025

10.17^	Registration Rights Letter Agreement, dated as of November 11, 2025, by and among Centuri Holdings, Inc., Icahn Partners LP and Icahn Partners Master Fund LP.	8-K	333-278178	10.2	November 14, 2025

10.18	Common Stock Purchase Agreement, dated as of April 5, 2024, by and among Centuri Holdings, Inc., Icahn Partners LP and Icahn Partners Master Fund LP	S-1/A	333-278178	10.18	April 08, 2024

10.19^	Common Stock Purchase Agreement, dated as of November 11, 2025, by and among Centuri Holdings, Inc., Icahn Partners LP and Icahn Partners Master Fund LP.	8-K	333-278178	10.1	November 14, 2025

10.20	Receivables Purchase Agreement, dated as of September 20, 2024, among Centuri Special Purpose Entity, LLC, as seller, Centuri Group, Inc., as servicer, the persons from time to time party thereto, as purchasers, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent.	8-K	001-42022	10.1	September 25, 2024

Exhibit Number	Exhibit Description	Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.21	Sale and Contribution Agreement, dated as of September 20, 2024, among Centuri Group, Inc., as servicer, the originators from time to time party thereto, as sellers and contributors, and Centuri Special Purpose Entity, LLC, as buyer.	8-K	001-42022	10.2	September 25, 2024

10.22	Performance Guaranty, dated as of September 20, 2024, by Centuri Group, Inc., as performance guarantor, in favor of PNC Bank, National Association, as administrative agent.	8-K	001-42022	10.3	September 25, 2024

10.23	Form of Indemnification Agreement for Centuri Holdings, Inc. Directors and Officers	S-1	333-278178	10.10	March 22, 2024

10.24	Unutilized Tax Assets Settlement Agreement, dated as of February 24, 2025, by and among Southwest Gas Holdings, Inc, Centuri Holdings, Inc. and Centuri Group, Inc.	10-K	001-42022	10.17	February 26, 2025

10.25†	Executive Offer Letter with Christian Brown, dated November 2, 2024	8-K	001-42022	10.1	November 05, 2024

10.26†	Employment Agreement with Gregory A. Izenstark, dated January 2, 2019 (as amended on September 27, 2021 and February 22, 2024)	S-1	333-278178	10.12	March 22, 2024

10.27†	Employment Agreement with James W. Connell, Jr., dated March 20, 2017 (as amended on December 10, 2018 and July 3, 2023)	S-1	333-278178	10.13	March 22, 2024

10.28†	Employment Agreement with Jason S. Wilcock, dated August 1, 2018 (as amended on July 3, 2023)	S-1	333-278178	10.14	March 22, 2024

10.29†	Centuri Holdings, Inc. Omnibus Incentive Plan	10-K	001-42022	10.22	February 26, 2025

10.30†	Form of Centuri Holdings, Inc. Long-Term Incentive Cash Award Agreement	10-K	001-42022	10.23	February 26, 2025

10.31†	Centuri Group 2023 Long-Term Incentive Cash Award Agreement with Gregory A. Izenstark, dated as of May 1, 2023	S-1	333-278178	10.17	March 22, 2024

10.32†	Centuri Group Award Agreement with Gregory A. Izenstark Under the Centuri Group, Inc. Executive Deferred Compensation Plan and the Centuri Group, Inc. Long-Term Incentive Plan, dated as of August 4, 2022	S-1	333-278178	10.18	March 22, 2024

10.33†	Form of Performance Stock Unit Award Agreement under the Centuri Holdings, Inc. Omnibus Incentive Plan	10-K	001-42022	10.26	February 26, 2025

10.34†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Centuri Holdings, Inc. Omnibus Incentive Plan	S-1/A	333-278178	10.20	April 08, 2024

10.35†	Form of Restricted Stock Unit Grant Agreement under the Centuri Holdings, Inc. Omnibus Incentive Plan	10-K	001-42022	10.28	February 26, 2025

10.36	Director Appointment and Nomination Agreement, dated as of November 10, 2025, by and between the Icahn Group and Centuri Holdings, Inc.	8-K	001-42022	10.1	November 12, 2025

19.1	Centuri Holdings, Inc. Insider Trading Policy.	10-K	001-42022	19.1	February 26, 2025

21.1	Subsidiaries of Centuri Holdings, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

24.1	Power of Attorney.					X

Exhibit Number	Exhibit Description	Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.					X

97.1	Clawback Policy.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

_________
^Certain schedules to this agreement have been omitted pursuant to Item 601(a)(5), 601(a)(6), 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish a copy of any omitted schedule to the Commission upon its request.
†Indicates management contract or compensatory plan.

Item 16. Form 10–K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2026	/s/ Christian I. Brown
Christian I. Brown
President, Chief Executive Officer and Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian I. Brown	President, Chief Executive Officer and Director	February 26, 2026
Christian I. Brown	(Principal Executive Officer)

/s/ Gregory A. Izenstark	Chief Financial Officer	February 26, 2026
Gregory A. Izenstark	(Principal Financial Officer)

/s/ Kendra L. Chilton	Chief Accounting Officer	February 26, 2026
Kendra L. Chilton	(Principal Accounting Officer)

/s/ Christopher A. Krummel	Director, Chair of the Board of Directors	February 26, 2026
Christopher A. Krummel

/s/ Julie A. Dill	Director	February 26, 2026
Julie A. Dill

/s/ Andrew W. Evans	Director	February 26, 2026
Andrew W. Evans

/s/ Karen S. Haller	Director	February 26, 2026
Karen S. Haller

/s/ Anne L. Mariucci	Director	February 26, 2026
Anne L. Mariucci

/s/ Charles R. Patton	Director	February 26, 2026
Charles R. Patton

/s/ Dustin DeMaria	Director	February 26, 2026
Dustin DeMaria