Form 10-Q
period 2026-03-29
Centuri Holdings, Inc.
filed 2026-05-06
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
Yes ☐   No ☒
As of May 1, 2026, the number of outstanding shares of Common Stock of the Registrant was 100,934,662.

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
•Our belief, with respect to our agreements with Southwest Gas Holdings, Inc., that our ongoing obligations are not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows;
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
•Our belief that projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements and other factors that could cause actual revenue to differ significantly from the estimates, or cause revenue to be realized in periods other than originally expected; and
•Our belief that margins on a new master service agreement are expected to continue to improve throughout the fiscal year.

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

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. Except to the extent required by applicable law, Centuri does not assume any obligation to update or revise the forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise. You are cautioned not to place undue reliance on these forward-looking statements.

Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the Investor Relations section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

Part I - Financial Information
Item 1. Financial Statements
Centuri Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share information)
(Unaudited)

	March 29, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$60,337	$126,630
Accounts receivable, net	353,054	314,665
Contract assets	347,823	395,126
Prepaid expenses and other current assets	44,337	44,954
Total current assets	805,551	881,375
Property and equipment, net	462,797	466,842
Intangible assets, net	334,748	343,243
Goodwill, net	393,770	395,671
Right-of-use assets under finance leases	22,578	24,446
Right-of-use assets under operating leases	178,783	176,449
Other assets	123,403	119,680
Total assets	$2,321,630	$2,407,706
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$29,744	$29,543
Current portion of finance lease liabilities	7,103	7,459
Current portion of operating lease liabilities	32,603	30,345
Accounts payable	141,568	193,572
Accrued expenses and other current liabilities	159,200	184,964
Contract liabilities	58,428	50,510
Total current liabilities	428,646	496,393
Long-term debt, net of current portion	609,160	616,871
Line of credit	89,676	91,201
Finance lease liabilities, net of current portion	7,475	9,150
Operating lease liabilities, net of current portion	153,840	153,540
Deferred income taxes	77,969	78,365
Other long-term liabilities	86,785	83,793
Total liabilities	1,453,551	1,529,313
Commitments and contingencies (Note 14)
Temporary equity:
Redeemable noncontrolling interests	5,974	5,424
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 100,844,515 and 100,724,862 shares issued and outstanding at March 29, 2026 and December 28, 2025, respectively.	1,008	1,007
Additional paid-in capital	1,008,783	1,007,746
Accumulated other comprehensive loss	(9,748)	(7,373)
Accumulated deficit	(137,938)	(128,411)
Total equity	862,105	872,969
Total liabilities, temporary equity and equity	$2,321,630	$2,407,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Revenue	$699,936	$528,972
Revenue, related party - former parent	23,238	21,109
Total revenue, net	723,174	550,081
Cost of revenue (including depreciation)	665,251	509,377
Cost of revenue, related party - former parent (including depreciation)	22,165	20,376
Total cost of revenue	687,416	529,753
Gross profit	35,758	20,328
Selling, general and administrative expenses	32,698	26,375
Amortization of intangible assets	7,802	6,666
Operating loss	(4,742)	(12,713)
Interest expense, net	12,435	17,862
Other expense, net	80	480
Loss before income taxes	(17,257)	(31,055)
Income tax benefit	(7,772)	(13,131)
Net loss	(9,485)	(17,924)
Net income attributable to noncontrolling interests	42	13
Net loss attributable to common stock	$(9,527)	$(17,937)

Loss per share attributable to common stock:
Basic	$(0.09)	$(0.20)
Diluted	$(0.09)	$(0.20)
Shares used in computing loss per share:
Weighted average basic shares outstanding	100,789	88,518
Weighted average diluted shares outstanding	100,789	88,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Net loss	$(9,485)	$(17,924)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,375)	93
Other comprehensive (loss) income, net of tax	(2,375)	93
Comprehensive loss	(11,860)	(17,831)
Comprehensive income attributable to noncontrolling interests	42	13
Total comprehensive loss attributable to common stock	$(11,902)	$(17,844)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net loss	$(9,485)	$(17,924)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	27,359	27,557
Amortization of intangible assets	7,802	6,666
Amortization of debt issuance costs	573	1,218
Non-cash loss on debt extinguishment	—	404
Non-cash stock-based compensation expense	2,231	1,587
Gain on sale of equipment	(247)	(377)
Amortization of right-of-use assets	8,012	5,045
Deferred income taxes	(5)	(1,813)
Changes in assets and liabilities, net of non-cash transactions	(71,278)	(5,687)
Net cash (used in) provided by operating activities	(35,038)	16,676
Cash flows from investing activities:
Capital expenditures	(20,234)	(24,362)
Proceeds from sale of property and equipment	1,629	1,154
Purchase of equity method investment	(2,000)	—
Net cash used in investing activities	(20,605)	(23,208)
Cash flows from financing activities:
Proceeds from line of credit borrowings	5,833	39,756
Payment of line of credit borrowings	(5,833)	(55,544)
Principal payments on long-term debt	(7,850)	(7,876)
Principal payments on finance lease liabilities	(1,964)	(2,648)
Other	(685)	(931)
Net cash used in financing activities	(10,499)	(27,243)
Effects of foreign exchange translation	(175)	11
Net decrease in cash and cash equivalents	(66,317)	(33,764)
Cash, cash equivalents, and restricted cash, beginning of period	128,059	49,019
Cash, cash equivalents, and restricted cash, end of period	$61,742	$15,255
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share information)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount
Balances at December 29, 2024	88,517,521	$885	$718,598	$(13,209)	$(150,722)	$555,552	$4,669
Net (loss) income	—	—	—	—	(17,937)	(17,937)	13
Stock-based compensation activity	—	—	680	—	(25)	655	—
Foreign currency translation adjustment	—	—	—	93	—	93	—
Separate return method tax adjustment	—	—	(1,814)	—	—	(1,814)	—
Balances at March 30, 2025	88,517,521	$885	$717,464	$(13,116)	$(168,684)	$536,549	$4,682

Balances at December 28, 2025	100,724,862	$1,007	$1,007,746	$(7,373)	$(128,411)	$872,969	$5,424
Net (loss) income	—	—	—	—	(9,527)	(9,527)	42
Stock-based compensation activity	119,653	1	1,545	—	—	1,546	—
Foreign currency translation adjustment	—	—	—	(2,375)	—	(2,375)	—
Noncontrolling interest revaluation	—	—	(508)	—	—	(508)	508
Balances at March 29, 2026	100,844,515	$1,008	$1,008,783	$(9,748)	$(137,938)	$862,105	$5,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

1.Description of Business

Organization Structure

Centuri Holdings, Inc. (“Holdings” and, together with its consolidated subsidiaries, the “Company” or “Centuri”) is a holding company incorporated in Delaware. Substantially all of the Company’s operations are conducted through Centuri Group, Inc. (the “Operating Company”), which is a wholly owned subsidiary of Holdings.

Holdings completed an initial public offering (“IPO”) in April 2024. Following the IPO, the Company’s former parent, Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”), reduced its ownership interest through a series of secondary offerings and private placements which culminated in Southwest Gas Holdings no longer owning any equity interest in the Company effective September 5, 2025. Accordingly, the Company no longer qualifies as a “controlled company” under the New York Stock Exchange rules.

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

In November 2025, the Company completed the acquisition of the equity interests in Connect Atlantic Utility Services Corporation (“Connect”), an Atlantic Canada electric utility services provider. Connect’s results are included in the Canadian Operations segment. Connect’s revenue during the first fiscal quarter of 2026 was approximately $23.2 million, and Connect’s earnings were not material. The Company did not record any measurement period adjustments during the first fiscal quarter of 2026. Due to the estimations made, the final purchase accounting has not yet been completed and further refinements may occur.

2.Basis of Presentation and Recent Accounting Pronouncements
Interim Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements and footnotes were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive loss and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive loss for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company have historically been subject to significant seasonal fluctuations.

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months, quarters and years in the Company’s condensed consolidated financial statements relate to fiscal months, quarters and years rather than calendar months, quarters and years. The first fiscal quarters of 2026 and 2025 ended on March 29, 2026 and March 30, 2025, respectively, and each period had 13 weeks.

Recent Accounting Pronouncements

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

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Contract Type:
Master services agreements	$534,060	$419,249
Bid contracts	189,114	130,832
Total revenue	$723,174	$550,081

Unit-price contracts	$379,041	$285,228
Time and materials contracts	193,399	135,040
Fixed-price contracts	150,734	129,813
Total revenue	$723,174	$550,081
Contract assets and liabilities consisted of the following (in thousands):

	March 29, 2026	December 28, 2025
Current contract assets	$347,823	$395,126
Non-current contract assets	35,113	30,927
Contract assets, total	382,936	426,053
Contract liabilities	(58,428)	(50,510)
Net contract assets	$324,508	$375,543
Contract assets primarily consist of revenue recognized on contracts in progress in excess of billings, which relates to the Company’s rights to consideration for work completed but not yet billed and/or approved at the reporting date, including retention amounts. Revenue earned on contracts in progress in excess of billings are transferred to accounts receivable when the rights become unconditional. Contract assets that are not expected to be billed and collected within one year of the financial statement date (“Non-current contract assets”) are classified as other assets on the condensed consolidated balance sheets. The Company applies the same approach to accounts receivable it does not expect to collect within one year.

Current contract assets included retention balances of approximately $39.5 million and $40.6 million as of March 29, 2026 and December 28, 2025, respectively, which are typically billed and collected upon project completion.

On occasion, the Company recognizes revenue related to contract claims and unapproved change orders. Contract claims and unapproved change orders occur when there is a dispute between the Company and a customer regarding a change in the scope of work and associated price for work already performed, and/or when the Company otherwise performs work above the scope of the initial contract without customer approval. As of March 29, 2026 and December 28, 2025, the Company had recorded approximately $53.8 million ($22.0 million non-current in other assets) and $47.8 million ($19.7 million non-current in other assets), respectively, in contract assets related to contract claims and unapproved change orders.

Total contract assets decreased $43.1 million during the fiscal three months ended March 29, 2026 as the completion of milestones and customer approvals allowed for billing of amounts included in contract assets as of December 28, 2025.

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

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The increase in the contract liabilities balance of $7.9 million from December 28, 2025 to March 29, 2026 was due to additional payments received in advance of work completed, net of approximately $30.9 million of revenue recognized that was included in the balance as of December 28, 2025.

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

As of March 29, 2026, the Company had 62 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 29, 2026 was $444.7 million. The Company expects to recognize substantially all of these remaining performance obligations of these contracts over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	March 29, 2026	December 28, 2025
Billed on completed contracts and contracts in progress	$351,691	$312,003
Other receivables	2,318	2,699
Accounts receivable, gross	354,009	314,702
Allowance for doubtful accounts	(955)	(37)
Accounts receivable, net	$353,054	$314,665

4.Segment Information
The Company’s reportable segments are: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Utility Services (“Canadian Operations”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). Canadian Operations includes the results of Connect, which was acquired in November 2025.

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

Canadian Operations

Canadian Operations provides comprehensive services, including maintenance, replacement, repair, and installation for local gas and electric utilities and energy providers. A majority of the work performed in this segment is focused on distribution, urban transmission and end-user interface under master service agreements (“MSAs”) for gas and electric utilities. This segment also provides storm response services and performs construction of electrical systems used in renewable energy projects.

Union Electric

Union Electric provides a comprehensive set of electric utility services encompassing maintenance, replacement, repair, storm response, upgrade and expansion services for urban transmission and local distribution infrastructure within union markets. The work performed within this segment is focused primarily on recurring local distribution and urban transmission services under MSAs, as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter. In addition to core electric utility infrastructure, this segment provides heavy industrial work, including civil, mechanical, electrical, and fabrication (component assembly) services.

Non-Union Electric

Non-Union Electric provides a comprehensive set of electric utility services encompassing maintenance, replacement, repair, storm response, upgrade and expansion services for urban transmission and local distribution infrastructure within non-union markets. The work performed within this segment is focused almost exclusively on recurring local distribution and urban transmission services under MSAs as opposed to large-scale, project-based, cross-country transmission, and services are primarily focused on infrastructure between the substation and end-user meter.

Other

Other consists of any corporate and non-allocated transactions.

Revenue and gross profit (loss) by segment are presented below (in thousands). Revenue amounts presented are revenues with external customers, and intersegment revenues were not material.

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Revenue:
U.S. Gas	$284,499	$197,694
Canadian Operations	60,028	39,784
Union Electric	204,069	175,468
Non-Union Electric	174,578	137,135
Consolidated revenue	$723,174	$550,081

Gross profit (loss):
U.S. Gas	$(6,335)	$(14,856)
Canadian Operations	9,100	7,079
Union Electric	18,234	11,813
Non-Union Electric	14,759	16,292
Consolidated gross profit	$35,758	$20,328

Gross profit represents the difference between revenue and cost of revenue. Cost of revenue is a significant expense that is regularly reported to the CODM by segment. Cost of revenue by segment was as follows (in thousands):

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
U.S. Gas	$290,834	$212,550
Canadian Operations	50,928	32,705
Union Electric	185,835	163,655
Non-Union Electric	159,819	120,843
Consolidated cost of revenue	$687,416	$529,753

Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
U.S. Gas	$9,979	$11,157
Canadian Operations	1,692	1,432
Union Electric	7,380	7,278
Non-Union Electric	7,919	7,318
Consolidated depreciation expense (1)	$26,970	$27,185

(1)Depreciation expense within selling, general and administrative expense was excluded from the table above as it is not produced or utilized by management to evaluate segment performance.

Separate measures of the Company’s assets and cash flows, with the exception of capital expenditures, are not produced or utilized by the CODM to evaluate segment performance, as defined by Accounting Standards Codification Topic 280, “Segment Reporting.” The CODM does not use total assets by segment as a basis for decision making.

Capital expenditures by segment were as follows (in thousands):

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
U.S. Gas	$5,744	$10,188
Canadian Operations	2,315	622
Union Electric	9,801	3,705
Non-Union Electric	2,119	9,845
Other	255	2
Consolidated capital expenditures	$20,234	$24,362

Foreign Operations

The Company recorded revenue in Canada of approximately $60.0 million (8% of consolidated revenue) and $39.8 million (7% of consolidated revenue) during the fiscal three months ended March 29, 2026 and March 30, 2025, respectively.

5.Per Share Information
The amounts used to compute basic and diluted loss per share attributable to common stock consisted of the following (in thousands):

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Amounts attributable to common stock:
Net loss attributable to common stock	$(9,527)	$(17,937)

Weighted average shares:
Weighted average shares outstanding for basic and diluted loss per share attributable to common stock	100,789	88,518

There were no dilutive securities for any periods presented due to the Company recording a net loss, and therefore the denominator for basic and diluted loss per share was the same for all periods. Potentially dilutive shares that would have been dilutive if the Company had recorded net income were not material for the fiscal three months ended March 29, 2026 or March 30, 2025.

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

The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of March 29, 2026. The Company had no unused capacity on the Securitization Facility as of both March 29, 2026 and December 28, 2025.

As of March 29, 2026, the SPE owned $39.6 million in accounts receivable and $116.8 million in contract assets that were not sold to PNC. As of December 28, 2025, the corresponding amounts were $60.2 million and $115.6 million. These balances are primarily included in accounts receivable, net and contract assets in the Company’s condensed consolidated balance sheet, with certain non-current balances included in other assets.

During the fiscal three-month periods ended March 29, 2026 and March 30, 2025, the Company incurred $1.6 million and $1.8 million, respectively, in yield fees on the Securitization Facility, which were recorded in interest expense, net on the Company’s condensed consolidated statements of operations.

On May 4, 2026, the Company signed an amendment to the Securitization Facility which increased the capacity from $125.0 million to $165.0 million.

7.Goodwill
Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Operations(1)	Union Electric (2)	Non-Union Electric	Total
Balances as of December 28, 2025	$58,160	$113,690	$56,499	$167,322	$395,671
Effect of exchange rate changes	—	(1,901)	—	—	(1,901)
Balances as of March 29, 2026	$58,160	$111,789	$56,499	$167,322	$393,770
(1)Net of accumulated impairment of $10.8 million as of March 29, 2026 and December 28, 2025.
(2)Net of accumulated impairment of $391.1 million as of March 29, 2026 and December 28, 2025.

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 29, 2026	December 28, 2025
Accrued compensation	$71,115	$90,569
Other accrued expenses	55,502	56,881
Accrued insurance	21,240	18,135
Book overdrafts	11,343	19,379
Accrued expenses and other current liabilities	$159,200	$184,964

9.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	March 29, 2026		December 28, 2025
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$89,676	$89,607	$91,201	$91,173
Term loans under loan facility	616,000	616,154	616,000	617,799
Total loan facility	705,676	705,761	707,201	708,972
Equipment loans:
1.75%, due March 2027	2,257	2,216	2,815	2,768
1.75%, due March 2027	5,266	5,171	6,568	6,458
2.96%, due March 2027	5,300	5,228	6,601	6,531
3.27%, due March 2027	6,243	6,173	7,799	7,737
3.40%, due March 2027	3,469	3,430	4,252	4,220
3.51%, due March 2027	6,429	6,361	8,522	8,465
Other equipment loans	4,329	4,673	4,660	4,843
Total long-term debt	$738,969	$739,013	$748,418	$749,994
Current portion of long-term debt	(29,744)		(29,543)
Unamortized discount and debt issuance costs	(10,389)		(10,803)
Long-term debt, net of current portion	$698,836		$708,072
(1)Fair values as of March 29, 2026 and December 28, 2025 were determined using discount rates commensurate with the Company’s credit rating.

On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility. On July 9, 2025, the Company signed the sixth amendment to its amended and restated credit agreement to refinance and replace in full the existing term loan facility with an $800 million term loan facility, $93.6 million of which was comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans. This amendment also increased the maximum principal amount of the senior secured revolving credit facility from $400 million to $450 million. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The Company’s term loan facility is set to mature on July 9, 2032, and the revolving credit facility is set to mature on July 9, 2030.

The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of March 29, 2026 totaled $2.3 billion. The credit agreement also contains a restriction on dividend payments with an available amount generally defined as $65.0 million plus 50% of the Company’s consolidated net income since the beginning of the third fiscal quarter of 2025 adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable.

The applicable margin for the revolving credit facility ranges from 1.25% to 2.25% for SOFR and Canadian Overnight Repo Rate Average (“CORRA”) loans and from 0.25% to 1.25% for base rate loans, depending on the Company’s net leverage ratio. The term loan facility has a fixed margin of 1.00% for base rate loans and 2.00% for SOFR loans. The table below summarizes the weighted average interest rates on the term loan facility and revolving credit facility as of the end of March 29, 2026 and December 28, 2025:

	March 29, 2026	December 28, 2025
Term loan facility	5.67%	6.12%
Revolving credit facility	3.82%	4.54%

The Company is required to maintain a leverage ratio of 4.50 to 1.00 for any future quarter ending prior to September 30, 2026, and 4.00 to 1.00 for any quarter ending on or after September 30, 2026. The Company is also required to maintain an interest coverage ratio of greater than a minimum of 2.50 to 1.00.
As of March 29, 2026, the Company was in compliance with all of the financial covenants under the revolving credit facility. The Company is required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio.

As of both March 29, 2026 and December 28, 2025, the Company had borrowings outstanding of $0.7 billion under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $303.9 million, net of outstanding letters of credit, of unused capacity on the revolving line of credit as of March 29, 2026. The Company had $68.6 million of unused letters of credit available as of both March 29, 2026 and December 28, 2025. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of March 29, 2026 and December 28, 2025, there was $2.7 million and $2.9 million, respectively, in debt issuance costs recorded in other assets on the condensed consolidated balance sheets.

As of March 29, 2026, the Company had $32.6 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan facility are amortized over the term of the related debt, which approximates the effective interest method. As of March 29, 2026 and December 28, 2025, debt issuance costs of $10.4 million and $10.8 million, respectively, were recorded as a reduction to long-term debt on the condensed consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the condensed consolidated statements of operations. During the fiscal three months ended March 29, 2026 and March 30, 2025, amortization of debt issuance costs was $0.6 million and $1.2 million, respectively.

As of March 29, 2026, the Company had six U.S. equipment term loans with initial amounts totaling approximately $150.0 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

The fair value of the Company’s debt as of both March 29, 2026 and December 28, 2025 was $0.7 billion. The carrying value of the Company’s revolving credit facility approximates fair value given interest rates on the revolving credit facility approximate market rates, and typically draws on the revolving credit facility are paid back in a short period of time. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

10.Leases
The Company has operating and finance leases for corporate and field offices, equipment yards, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 12 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment or property will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of March 29, 2026, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Three Months Ended
Lease cost	Classification	March 29, 2026	March 30, 2025
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$10,372	$6,427
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	1,439	1,907
Interest on lease liabilities	Interest expense, net	196	266
Total finance lease cost		1,635	2,173
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	33,317	22,009
Total lease cost		$45,324	$30,609
(1)Depreciation is included within cost of revenue in the accompanying condensed consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,215	$6,435
Operating cash flows from finance leases	$196	$266
Financing cash flows from finance leases	$1,964	$2,648
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,646	$9,458
Supplemental information related to leases was as follows:

	March 29, 2026	December 28, 2025
Weighted average remaining lease term (in years):
Operating leases	5.93	6.17
Finance leases	2.36	2.52

Weighted average discount rate:
Operating leases	5.79%	5.74%
Finance leases	5.00%	4.98%

The following is a schedule of maturities of lease liabilities as of March 29, 2026 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
Remainder of 2026	$31,927	$5,836
2027	41,082	6,186
2028	37,249	2,208
2029	32,892	820
2030	30,190	394
Thereafter	46,704	—
Total lease payments	220,044	15,444
Less: Amount of lease payments representing interest	(33,601)	(866)
Total	$186,443	$14,578
Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.

11.Income Taxes
The Company’s current quarter provision for income taxes was prepared using the annual effective tax rate adjusted to remove discrete items, as those items will impact the quarter in which those items were reflected. The Company’s effective tax rate for the fiscal three-month periods ended March 29, 2026 and March 30, 2025 was 45.0% and 42.3%, respectively. Effective tax rates for both periods were impacted by the disproportionate amount of non-deductible expenses in relation to loss before income taxes. Additionally, differences in income (loss) before income taxes by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws. The Company maintains a valuation allowance on certain state net operating loss carryforwards and for Canadian capital losses. Such valuation allowances are released as the related tax benefits are realized or when sufficient evidence exists to conclude that it is more likely than not the deferred tax assets will be realized.

There were no unrecognized tax benefits recorded relating to uncertain tax positions as of March 29, 2026 or December 28, 2025.

As of March 29, 2026, with certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal year 2019.

12.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow information related to interest and cash taxes paid (in thousands):

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Supplemental disclosure of cash flow information:
Interest paid	$10,841	$20,216
Income taxes paid, net of refunds	$—	$2,075

Non-cash lease activity is disclosed in “Note 10 — Leases.” The following table represents the Company’s non-cash investing activity (in thousands):

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Non-cash investing activities:
Accrued capital expenditures	$9,240	$4,038
Accrued acquisition consideration (1)	$3,426	$—
(1)Represents approximately $2.0 million that is expected to be paid within the next year pursuant to working capital and other adjustments, as well as $1.4 million in non-current liabilities which is offset by restricted cash.

Following is a reconciliation of the cash-related captions in the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Condensed consolidated balance sheets:
Cash and cash equivalents	$60,337	$15,255
Restricted cash included in other assets	1,405	—
Cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$61,742	$15,255

13.Related Parties
Southwest Gas Holdings

Overview

Southwest Gas Holdings was formerly the Company’s parent and held a controlling interest in the Company until August 11, 2025, when its ownership decreased to 31%. On September 5, 2025, Southwest Gas Holdings sold all of its remaining ownership interest in the Company. The Company still considers Southwest Gas Holdings to be a related party as Southwest Gas Holdings’ chief executive officer and director is a member of the Company’s Board of Directors.

Related party transactions

The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. The following table represents the Company’s revenue in dollars and as a percentage of total revenue as well as gross profit in dollars and as a percentage of total gross profit relating to contracts with Southwest Gas Corporation (in thousands):

	Fiscal Three Months Ended
	March 29, 2026		March 30, 2025
Revenue	$23,238	3%	$21,109	4%
Gross Profit	$1,073	3%	$733	4%

As of March 29, 2026 and December 28, 2025, approximately $9.0 million (3%) and $11.9 million (4%), respectively, of the Company’s accounts receivable, and $2.2 million and $0.7 million, respectively, of contract assets, were related to contracts with Southwest Gas Corporation. There were no significant related party contract liabilities as of March 29, 2026 or December 28, 2025 with Southwest Gas Corporation.

Agreements related to the Separation from Southwest Gas Holdings

In connection with the Company’s IPO and separation from Southwest Gas Holdings, Holdings previously entered into a Separation Agreement, Tax Matters Agreement, and Registration Rights Agreement with Southwest Gas Holdings. Following Southwest Gas Holdings’ disposition of its remaining ownership interest in Centuri on September 5, 2025, many provisions of these agreements, including Southwest Gas Holdings’ governance rights and registration rights, have terminated or are no longer applicable.

The remaining provisions primarily relate to customary indemnification and cooperation obligations. As of the date of this report, there are no known claims, proceedings, or contingencies that would require indemnification by or to the

Company under these agreements, and the ongoing obligations are not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

On February 24, 2025, the Company entered into an Unutilized Tax Assets Settlement Agreement (the “Tax Assets Agreement”) with Southwest Gas Holdings, which governs the treatment of certain unutilized tax assets (the “Tax Assets”) retained by the Company following its deconsolidation from Southwest Gas Holdings for purposes of U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, such Tax Assets were initially treated as deemed capital contributions and recorded within additional paid‑in capital. After Southwest Gas Holdings’ ownership of the Company decreased below 50%, subsequent adjustments to Tax Assets were reflected as an adjustment to income tax benefit in the Company’s condensed consolidated statements of operations.
Tax Assets allocated to the Company remain subject to true‑up until after Southwest Gas Holdings files its U.S. federal and applicable state income tax returns for tax year 2025. Any future changes resulting from the true‑up process will be reflected in the Company’s condensed consolidated statements of operations. There were no changes during the first fiscal quarter of 2026.
Riggs Distler noncontrolling interest

In November 2021, certain members of management of Riggs Distler, a subsidiary of the Company, acquired a 1.42% interest in the parent company of Riggs Distler, Drum Parent LLC (“Drum”). The remaining noncontrolling interest in Drum outstanding as of March 29, 2026 was 0.80%.

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

NPL Construction Co. (“NPL”), a subsidiary of the Operating Company, is currently pursuing a contract claim for damages against the City of Chicago and related parties (collectively, the “City”), arising out of work that NPL performed for the City. NPL initiated this dispute through the City’s required administrative process on August 26, 2019. In response to NPL’s claim, the City has taken the position that it is entitled to withhold payments on amounts NPL believes it is owed for work already completed, claiming that further corrective work by NPL on the project is necessary and that withholding payment is appropriate until remediation is complete. On July 18, 2024, the administrative agency issued a decision denying NPL’s claim for damages. The Company disagrees with the decision of the administrative agency, and NPL filed a petition seeking a review of the administrative agency’s decision by the Circuit Court of Cook County Illinois on November 8, 2024. On April 20, 2026, the Circuit Court entered an interlocutory memorandum opinion and order addressing some, but not all, of NPL’s claims, with the remaining claims requiring later briefing and argument. The Company intends to vigorously pursue this matter, including undertaking further legal analysis of the Circuit Court’s recent interlocutory memorandum opinion and order; however, the Company cannot accurately predict the ultimate outcome. The Company may be entitled to additional revenue if all of its claims for relief are awarded in the Company’s favor. However, to the extent the Company is not successful in collecting the withheld receivables, this matter could result in an additional significant loss, which is not currently estimable due to uncertainties with respect to the proceedings. The Company can provide no assurance as to whether or when there will be material developments in this matter. The Company has not accrued any reserves for this matter to date.

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

Concentration of Credit Risk

The Company provides full-service utility infrastructure services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than or equal to 10% of the Company’s consolidated balances. During the fiscal three months ended March 29, 2026 and March 30, 2025, one Non-Union Electric segment customer accounted for more than 10% of revenue, which was $94.5 million (13% of total revenue) and $56.1 million (10% of total revenue), respectively. As of March 29, 2026 and December 28, 2025, one Non-Union Electric segment customer had a combined accounts receivable and contract assets balance above 10% of the consolidated accounts receivable and contract assets balance, which was $163.2 million and $131.9 million, respectively, or approximately 23% and 19%, respectively, of the consolidated balance of these accounts.

The Company primarily uses two financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of March 29, 2026. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of March 29, 2026, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of March 29, 2026, the estimated total amount of outstanding performance and payment bonds was approximately $820.3 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $351.7 million as of March 29, 2026.

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

15.Stock-based Compensation

The Company maintains a stock-based compensation plan, which authorizes the granting of various equity-based incentives, including restricted stock units (“RSUs”) and performance stock units (“PSUs”). Stock-based compensation expense is amortized on a straight line basis over the service period, which is generally the vesting period. The fair value of the Company’s RSU and PSU awards is measured at the market price of the Company’s common stock on the grant date. PSUs are earned based on the achievement of certain performance metrics in relation to a set target, and stock compensation expense may fluctuate based on the forecasted achievement prior to vesting or actual achievement of these target metrics upon vesting.

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

Stock-based compensation expense totaled approximately $2.2 million and $1.6 million for the fiscal three-month periods ended March 29, 2026 and March 30, 2025, respectively.

The table below summarizes activity related to the Company’s stock-based compensation plans during the first fiscal quarters of 2025 and 2026.

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value (Per Unit)	Shares	Weighted Average Grant Date Fair Value (Per Unit)
As of December 29, 2024	342,679	$20.40	—	N/A
Granted	448,180	$17.54	118,406	$17.70
As of March 30, 2025	790,859	$18.78	118,406	$17.70

As of December 28, 2025	864,387	$17.87	110,292	$17.71
Granted	78,579	$30.90	323,426	$31.29
Vested	(215,204)	$16.65	—	N/A
PSUs converted to RSUs (1)	115,051	$17.72	(109,516)	$17.72
Forfeited	(11,289)	$17.55	(2,329)	$26.36
As of March 29, 2026	831,524	$19.41	321,873	$31.29
(1)PSUs granted under the Company’s 2025 Omnibus Incentive Plan were initially measured assuming target achievement of the applicable performance goals. One‑third of the total units were eligible to be earned based on performance for the fiscal year ended December 28, 2025. Following certification of performance results for this one-year period, earned units were converted into RSUs based on the level of achievement (105.1% of target) certified, as only the passage of time remains.

As of March 29, 2026, total unearned compensation related to Centuri stock RSUs and PSUs was approximately $11.6 million and $9.6 million, respectively. These amounts are expected to be recognized over a weighted average period of approximately 1.5 years and 2.3 years, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and corresponding notes in Item 1 — Financial Statements within Part I of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 filed with the SEC on February 26, 2026 (our “2025 Annual Report”).

Unless the context otherwise requires, references to “we,” “us,” “our,” “the Company,” and “our Company” refer to Centuri Holdings, Inc. and its consolidated subsidiaries. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed within Item 1A. Risk Factors in our 2025 Annual Report. See “Cautionary Note Regarding Forward-Looking Statements.”

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and quarters throughout relate to fiscal months and quarters rather than calendar months and quarters. The first fiscal quarters of 2026 and 2025 ended on March 29, 2026 and March 30, 2025, respectively, and each period had 13 weeks.

Overview

Company Overview

We are a leading North American utility and energy infrastructure services company, and we partner with regulated utilities to maintain, upgrade and expand the energy network that powers millions of homes and businesses. We serve as a long-term strategic partner to, and an extension of, North America’s electric, gas and combination utility providers, delivering a wide range of infrastructure solutions to ensure safe, reliable and environmentally sustainable energy operations. Our service offerings primarily consist of the modernization of utility infrastructure through the replacement, maintenance, retrofitting and installation of electric and natural gas distribution and utility-scale transmission networks and building capacity to meet current and future demands. We also serve complementary, attractive and growing end markets such as distributed power projects and data centers. Our essential services enable our customers to enhance the safety, reliability and environmental sustainability of the electric and natural gas networks that consumers rely upon to meet their essential and evolving energy needs. Our strategy is focused primarily on maintaining and growing services to our existing customers through master service agreements (“MSAs”) and bid work, securing new customer relationships, providing services to select adjacent end-markets, expanding our geographic footprint further into the Southeastern and Midwestern United States and Canada, and diversifying our portfolio of work. Guided by our values and our unwavering commitment to serve as a long-term partner to customers and communities, our employees enable our customers to safely and reliably deliver electricity and natural gas and achieve their goals for environmental sustainability.

Separation from Southwest Gas Holdings

We completed an initial public offering (“IPO”) in April 2024. Following the IPO, our former parent, Southwest Gas Holdings, Inc. (“Southwest Gas Holdings”), reduced its ownership interest through a series of secondary offerings and private placements which culminated in Southwest Gas Holdings no longer owning any equity interest in our Company effective September 5, 2025. Accordingly, we no longer qualify as a “controlled company” under the New York Stock Exchange rules.

Segment Information

We report under the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Utility Services (“Canadian Operations”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). Canadian Operations includes the results of Connect Atlantic Utility Services Corporation (“Connect”), which was acquired in November 2025.
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

Rising fuel, labor and material costs have in the past had, and could in the future have, a negative effect on our results of operations, to the extent we cannot pass these costs through to our customers. While we actively monitor economic, industry and market factors that could adversely impact our business, we cannot predict the effect that changes in such factors could have on our future results of operations, financial position and cash flows. Our results of operations in the first fiscal quarter of 2026 were not materially impacted by market developments, including elevated fuel costs. We are continuing to monitor the impacts of elevated fuel costs, but we do not expect a material impact on our results of operations at this time.

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

Inflation

Under the terms of a majority of our MSAs and other customer agreements, materials used in our utility infrastructure service activities are specified, purchased and supplied by customers. However, our operations are affected by increases in prices, whether caused by inflation, tariffs, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials not purchased by customers through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Our actual costs at times can exceed the contractual caps, and therefore negatively impact our operations. Additionally, rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations. Overall, our results for the first fiscal quarter of 2026 were not significantly impacted by increases in prices, including due to tariffs implemented by the Trump Administration.

Backlog

Backlog as of March 29, 2026 was approximately $6.5 billion, with approximately 85% of backlog related to MSAs. Backlog represents contracted revenue on existing bid agreements as well as estimates of revenue to be realized over the contractual life of existing long-term MSAs. The contractual life of an MSA is defined as the stated length of the contract including any renewal options stated in the contract that we believe our customers are reasonably certain to execute.
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

Results of Operations

Our results of operations, on a consolidated basis and by segment, for the fiscal three-month periods ended March 29, 2026 and March 30, 2025 are set forth and compared below.

Fiscal three months ended March 29, 2026 compared to the fiscal three months ended March 30, 2025

The following table summarizes our consolidated results of operations for the fiscal three months ended March 29, 2026, and March 30, 2025, including as a percentage of revenue, as well as the dollar and percentage change period-over-period.

	Fiscal Three Months Ended				Change
(dollars in thousands)	March 29, 2026		March 30, 2025		$	%
Revenue, net	$723,174	100.0%	$550,081	100.0%	$173,093	31.5%
Cost of revenue (including depreciation)	687,416	95.1%	529,753	96.3%	157,663	29.8%
Gross profit	35,758	4.9%	20,328	3.7%	15,430	75.9%
Selling, general and administrative expenses	32,698	4.5%	26,375	4.8%	6,323	24.0%
Amortization of intangible assets	7,802	1.1%	6,666	1.2%	1,136	17.0%
Operating loss	(4,742)	(0.7%)	(12,713)	(2.3%)	7,971	NM
Interest expense, net	12,435	1.7%	17,862	3.2%	(5,427)	(30.4%)
Other expense, net	80	0.0%	480	0.1%	(400)	NM
Loss before income taxes	(17,257)	(2.4%)	(31,055)	(5.6%)	13,798	NM
Income tax benefit	(7,772)	(1.1%)	(13,131)	(2.3%)	5,359	NM
Net loss	(9,485)	(1.3%)	(17,924)	(3.3%)	8,439	NM
Net income attributable to noncontrolling interests	42	0.0%	13	0.0%	29	NM
Net loss attributable to common stock	$(9,527)	(1.3%)	$(17,937)	(3.3%)	$8,410	NM
NM — Percentage is not meaningful
Revenue and Gross Profit

The following table summarizes our revenue and gross profit for the periods indicated by segment as well as the dollar and percentage change from the prior year period. The discussion that follows highlights key revenue changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue.

	Fiscal Three Months Ended				Change
(dollars in thousands)	March 29, 2026		March 30, 2025		$	%
Revenue:
U.S. Gas	$284,499	39.3%	$197,694	35.9%	$86,805	43.9%
Canadian Operations	60,028	8.4%	39,784	7.2%	20,244	50.9%
Union Electric	204,069	28.2%	175,468	31.9%	28,601	16.3%
Non-Union Electric	174,578	24.1%	137,135	25.0%	37,443	27.3%
Consolidated revenue	$723,174	100.0%	$550,081	100.0%	$173,093	31.5%
Gross profit (loss):
U.S. Gas	$(6,335)	(2.2%)	$(14,856)	(7.5%)	$8,521	NM
Canadian Operations	9,100	15.2%	7,079	17.8%	2,021	28.5%
Union Electric	18,234	8.9%	11,813	6.7%	6,421	54.4%
Non-Union Electric	14,759	8.5%	16,292	11.9%	(1,533)	(9.4%)
Consolidated gross profit	$35,758	4.9%	$20,328	3.7%	$15,430	75.9%
NM — Percentage is not meaningful

•Revenue from our U.S. Gas segment totaled $284.5 million, a record high for first fiscal quarter revenue achieved by the segment, representing an increase of $86.8 million, or 43.9%, compared to the prior year period. This growth reflected progress on our initiative to increase work volumes in states that experience less inclement winter weather, significant work on several large bid projects in the Midwest, and generally improved weather compared to an especially harsh winter in the prior year period. Gross margin improved to (2.2%) in the current period from (7.5%) in the prior year period, benefiting from increased productivity of crews and more efficient utilization of fixed overhead due to increased volumes.

•Revenue from our Canadian Operations segment totaled $60.0 million, reflecting an increase of $20.2 million, or 50.9%, compared to the prior year period. This increase was driven by the acquisition of Connect, which contributed approximately $23.2 million in revenue and $3.4 million in gross profit in the current year period. As a percentage of revenue, gross profit decreased to 15.2% in the current period as compared to 17.8% in the prior year period. This decrease was driven by timing of gas customer work releases in the current period, and by Connect having slightly lower margins compared to the segment’s legacy operations.

•Revenue from our Union Electric segment totaled $204.1 million, reflecting an increase of $28.6 million, or 16.3%, compared to the prior year period. This increase was driven by new bid project wins. As a percentage of revenue, gross profit increased to 8.9% in the current period as compared to 6.7% in the prior year period. Gross margin for the current year period was positively impacted by a favorable change in estimated cost to complete on an offshore wind project that is nearing completion.

•Revenue from our Non-Union Electric segment totaled $174.6 million, reflecting an increase of $37.4 million, or 27.3%, compared to the prior year period due primarily to higher volumes on new and existing MSAs. Additionally, storm restoration services increased by $6.9 million, accounting for $23.5 million of the segment’s revenue for the current period compared to $16.6 million for the prior year period. Storm restoration services gross profit was relatively flat (down $0.5 million between periods), as storm work performed in the current year period was performed for on-system customers at slightly lower margins.

As a percentage of revenue, Non-Union Electric total gross profit decreased to 8.5% in the current period compared to 11.9% in the prior year period. Approximately half of the decrease in profit percentage was attributable to the decline in storm profitability, with the remainder of the decrease primarily driven by the continued ramp‑up period on a new MSA, for which productivity levels were below normal in the first half of the quarter. Margins on this MSA improved throughout the remainder of the current period and are expected to continue to improve throughout the fiscal year.
Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $6.3 million, or 24.0%, in the current period compared to the prior year period. Salaries and benefits were higher in the current period due to an increase in headcount within our business development function. Additionally, in the current year period we incurred professional fees in support of our strategic initiatives focused on formalizing our multi-year growth strategy, strengthening our succession planning and enhancing the capabilities of key leadership. Bonus and stock-based compensation also increased approximately $2.0 million from the prior year period due to improved operating results.
Interest Expense, Net

The decrease of $5.4 million in interest expense, net in the current period compared to the prior year period was due to a reduction in average debt balance and a reduction in interest rates on outstanding variable-rate borrowings.

Income Tax

Our effective tax rate for the fiscal three months ended March 29, 2026 and March 30, 2025 was 45.0% and 42.3%, respectively. The effective tax rate for the current year period was impacted by the disproportionate amount of non-deductible expenses in relation to loss before income taxes and changes in estimates of pre-tax income. Additionally, differences in income (loss) before income taxes by jurisdiction caused fluctuations in the effective tax rate when comparing periods.

Non-GAAP Financial Measures

We prepare and present our financial statements in accordance with GAAP. However, management believes that EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Loss, Base Revenue, Base Gross Profit and Base Gross Profit Margin, all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters. Because these non-GAAP measures, as defined, exclude some, but not all, items that affect comparable GAAP financial measures, these non-GAAP measures may not be comparable to similarly titled measures of other companies.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for (i) non-cash stock-based compensation and (ii) separation-related costs. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue. Management believes that EBITDA helps investors gain an understanding of the factors affecting our ongoing cash earnings from which capital investments are made and debt is serviced, and that Adjusted EBITDA provides additional insight by removing certain expenses that are non-recurring and/or non-operational in nature. Management believes that Adjusted EBITDA Margin is useful for the same reason as Adjusted EBITDA, and also provides an additional understanding of how Adjusted EBITDA is impacted by factors other than changes in revenue.

Adjusted Net Loss is defined as net loss adjusted for (i) separation-related costs, (ii) amortization of intangible assets, (iii) non-cash stock-based compensation and (iv) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods. Management believes that Adjusted Net Loss helps investors understand the profitability of our business when excluding certain expenses that are non-recurring and/or non-operational in nature.
Base Revenue is defined as total revenue, net adjusted to exclude revenue attributable to storm restoration services. Base Gross Profit is defined as gross profit adjusted to exclude gross profit attributable to storm restoration services. Base Gross Profit Margin is calculated by dividing Base Gross Profit by Base Revenue. Revenue derived from storm restoration services varies from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than base infrastructure services projects due to higher contractual hourly rates given the nature of services provided and improved operating efficiencies related to equipment utilization and absorption of fixed costs. While storm restoration services remain a key capability of the Company, Management believes these non-GAAP measures are more suitable disclosures for evaluating fundamental business performance and for comparison purposes.

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

As to certain of the items related to these non-GAAP measures: (i) non-cash stock-based compensation varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted and (ii) separation-related costs represent expenses incurred post-IPO in connection with the separation and stand up of Centuri as its own public company, including costs incurred in association with Southwest Gas Holdings’ sale of its holdings of our common stock, which are not reflective of our ongoing operations and will not recur following the full separation from Southwest Gas Holdings. The most comparable GAAP financial measure and information reconciling the GAAP and non-GAAP financial measures are set forth below.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Three Months Ended
(dollars in thousands)	March 29, 2026	March 30, 2025
Net loss	$(9,485)	$(17,924)
Interest expense, net	12,435	17,862
Income tax benefit	(7,772)	(13,131)
Depreciation expense	27,359	27,557
Amortization of intangible assets	7,802	6,666
EBITDA	30,339	21,030
Non-cash stock-based compensation	2,231	1,587
Separation-related costs	—	1,611
Adjusted EBITDA	$32,570	$24,228
Adjusted EBITDA Margin (% of revenue)	4.5%	4.4%

Adjusted Net Loss:

The following table presents reconciliations of net loss to Adjusted Net Loss for the specified periods:

	Fiscal Three Months Ended
(dollars in thousands)	March 29, 2026	March 30, 2025
Net loss	$(9,485)	$(17,924)
Separation-related costs	—	1,611
Amortization of intangible assets	7,802	6,666
Non-cash stock-based compensation	2,231	1,587
Income tax impact of adjustments(1)	(2,509)	(2,466)
Adjusted Net Loss	$(1,961)	$(10,526)
(1)Calculated based on a blended statutory tax rate of 25%.

Base Revenue, Base Gross Profit and Base Gross Profit Margin

The following table presents reconciliations of revenue, net to Base Revenue and gross profit to Base Gross Profit and Base Gross Profit Margin.

	Fiscal Three Months Ended
(dollars in thousands)	March 29, 2026	March 30, 2025
Total revenue, net	$723,174	$550,081
Less: Storm restoration services revenue	(34,480)	(18,152)
Base Revenue	$688,694	$531,929

	Fiscal Three Months Ended
(dollars in thousands)	March 29, 2026	March 30, 2025
Gross profit	$35,758	$20,328
Less: Storm restoration services gross profit	(7,711)	(6,014)
Base Gross Profit	$28,047	$14,314
Base Gross Profit Margin	4.1%	2.7%

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt. As of March 29, 2026 and December 28, 2025, cash and cash equivalents were $60.3 million and $126.6 million, respectively. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for the next 12 months and the foreseeable future.

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
Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Three Months Ended
(dollars in thousands)	March 29, 2026	March 30, 2025
Net cash (used in) provided by operating activities	$(35,038)	$16,676
Net cash used in investing activities	$(20,605)	$(23,208)
Net cash used in financing activities	$(10,499)	$(27,243)
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
Net cash (used in) provided by operating activities for the fiscal three months ended March 29, 2026 was $(35.0) million, compared to $16.7 million for the fiscal three months ended March 30, 2025, representing a decrease in operating cash flows of $51.7 million, which was driven by the following factors:

•Net loss: Our net loss improved $8.4 million from the prior year period. Non-cash expenses did not vary significantly between periods.
•Accounts receivable and contract assets: Cash flow decreased $31.1 million. We had a significant increase in revenue between periods, including on large bid projects in which billings are subject to completion of milestones, and large MSAs in which customer approval is contractually required before invoices can be issued. These contractual requirements are standard to many of our contracts, and the approval process does not typically result in meaningful adjustments to revenue. However, this process occasionally slows down the billing process when customers need to review large volumes of work.
•Accounts payable and accrued expenses: Cash flow decreased $39.2 million as accounts payable and accrued expenses balances at the end of fiscal year 2025 (and therefore paid in the first fiscal quarter of 2026) were significantly higher than at the end of fiscal year 2024, reflecting higher work volumes at the end of the year.
•Contract liabilities: Cash flow increased $7.7 million, as certain new projects led to advance billings to customers.

Investing Activities

Net cash used in investing activities was $20.6 million in the fiscal three months ended March 29, 2026 compared to $23.2 million for the fiscal three months ended March 30, 2025, a decrease of $2.6 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal three months ended March 29, 2026 and March 30, 2025, we had capital expenditures of $20.2 million and $24.4 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $1.6 million and $1.2 million for the fiscal three-month periods ended March 29, 2026 and March 30, 2025, respectively.

Financing Activities

Net cash used in financing activities was $10.5 million for the fiscal three months ended March 29, 2026 compared to $27.2 million for the fiscal three months ended March 30, 2025, a decrease of $16.7 million. The decrease was primarily attributable to lower net payments on our revolving line of credit.

Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. The revenue from our Canadian operations was approximately 8% and 7% of total revenue for the fiscal three-month periods ended March 29, 2026 and March 30, 2025, respectively. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

Credit and Securitization Facilities

Term Loan and Revolving Credit Facility

On July 9, 2025, we signed the sixth amendment to our amended and restated credit agreement to refinance and replace in full our existing term loan facility with an $800 million term loan facility, $93.6 million of which is comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans. This amendment also increased the maximum principal amount of our senior secured revolving credit facility from $400 million to $450 million. This multi-currency facility allows us to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. Our term loan facility is set to mature on July 9, 2032, and our revolving credit facility is set to mature on July 9, 2030.

The obligations under our credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility totaled $2.3 billion as of March 29, 2026.

During the fiscal three months ended March 29, 2026, the maximum amount outstanding on the combined facility was $708.1 million, at which point $616.0 million was outstanding on the term loan portion of the facility. As of March 29, 2026 and December 28, 2025, $89.7 million and $91.2 million, respectively, was outstanding on the revolving credit facility, in addition to $616.0 million that was outstanding on the term loan portion of the facility as of both March 29, 2026 and December 28, 2025. Also, as of March 29, 2026 and December 28, 2025, there was approximately $303.9 million and $302.4 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $68.6 million of unused letters of credit available as of both March 29, 2026 and December 28, 2025.
We are required to maintain a leverage ratio of 4.50 to 1.00 for any future quarter ending prior to September 30, 2026, and 4.00 to 1.00 for any quarter ending on or after September 30, 2026. We are also required to maintain an interest coverage ratio of greater than a minimum of 2.50 to 1.00. We are currently in compliance with all of our financial covenants under the revolving credit facility.
The applicable margin for our revolving credit facility ranges from 1.25% to 2.25% for SOFR and Canadian Overnight Repo Rate Average (“CORRA”) loans and from 0.25% to 1.25% for base rate loans, depending on our net leverage ratio. The term loan facility has a fixed margin of 1.00% for base rate loans and 2.00% for SOFR loans.

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
The total outstanding balance of accounts receivable that had been sold and derecognized was $125.0 million as of March 29, 2026. We had no unused capacity on the Securitization Facility as of March 29, 2026.
On May 4, 2026, we signed an amendment to the Securitization Facility which increased the capacity from $125.0 million to $165.0 million.

Equipment Term Loans

As of March 29, 2026, we had six U.S. equipment term loans with initial amounts totaling approximately $150.0 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

Recently Issued Accounting Pronouncements

Refer to “Note 2 — Basis of Presentation and Recent Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions. A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2025 Annual Report. We are required to make estimates and judgments in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the fiscal three months ended March 29, 2026, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the fiscal three months ended March 29, 2026. Refer to “Quantitative and Qualitative Disclosures about Market Risk” within our 2025 Annual Report for information on financial market risk related to changes in interest rates and currency exchange rates. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.

For a discussion of our concentration of credit risk, refer to “Note 14 — Commitments and Contingencies” to our condensed consolidated financial statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 29, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first fiscal quarter of 2026 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

For discussion regarding legal proceedings, please refer to “Note 14 — Commitments and Contingencies” in the accompanying notes to our condensed consolidated financial statements.

Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” included in our 2025 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2025 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our Company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements
During the fiscal three months ended March 29, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-278834	4.1	April 19, 2024

3.2	Amended and Restated Bylaws of the Registrant	S-8	333-278834	4.2	April 19, 2024

10.1^	Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of January 12, 2026, among Centuri Holdings, Inc., Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein.	10-K	001-42022	10.8	February 26, 2026

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

^ Certain schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURI HOLDINGS, INC.

Date: May 6, 2026	By:	/s/ Kendra L. Chilton
Kendra L. Chilton
Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)