Form 10-Q
period 2026-06-28
Centuri Holdings, Inc.
filed 2026-08-04
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
Yes ☐   No ☒
As of July 31, 2026, the number of outstanding shares of Common Stock of the Registrant was 100,963,053.

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
•Our belief that any orders or rulings in respect of, or any liabilities resulting from, any known legal matters, including the City of Chicago matter described in “Note 14 — Commitments and Contingencies — Legal Proceedings,” have not had, and will not have, a material effect on our financial position, results of operations or cash flows;
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
•Regional, national or general economic conditions and demand for our services;
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
•Developments in governmental investigations or inquiries;
•Intense competition in the industries in which we operate;
•Existing or future litigation or regulatory proceedings, dispute resolution proceedings or claims, including claims for additional costs;
•Failure of our partners, suppliers or subcontractors to perform their obligations;
•Cybersecurity breaches;
•Failure to maintain safe worksites;
•Risks or uncertainties associated with events outside of our control, including severe weather conditions, public health crises and pandemics, political crises or other catastrophic events, such as the conflicts in the Middle East, including the conflict between the United States and Iran, and the ongoing war in Ukraine;
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

Part I - Financial Information
Item 1. Financial Statements
Centuri Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share information)
(Unaudited)

	June 28, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$40,458	$126,630
Accounts receivable, net	391,924	314,665
Contract assets	379,564	395,126
Prepaid expenses and other current assets	78,073	44,954
Total current assets	890,019	881,375
Property and equipment, net	465,370	466,842
Intangible assets, net	326,256	343,243
Goodwill, net	393,321	395,671
Right-of-use assets under finance leases	22,143	24,446
Right-of-use assets under operating leases	189,612	176,449
Other assets	116,494	119,680
Total assets	2,403,215	2,407,706
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$22,915	$29,543
Current portion of finance lease liabilities	7,126	7,459
Current portion of operating lease liabilities	35,530	30,345
Accounts payable	162,338	193,572
Accrued expenses and other current liabilities	195,450	184,964
Contract liabilities	66,799	50,510
Total current liabilities	490,158	496,393
Long-term debt, net of current portion	608,972	616,871
Line of credit	85,855	91,201
Finance lease liabilities, net of current portion	6,873	9,150
Operating lease liabilities, net of current portion	161,949	153,540
Deferred income taxes	79,214	78,365
Other long-term liabilities	94,670	83,793
Total liabilities	1,527,691	1,529,313
Commitments and contingencies (Note 14)
Temporary equity:
Redeemable noncontrolling interests	6,578	5,424
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 100,956,691 and 100,724,862 shares issued and outstanding at June 28, 2026 and December 28, 2025, respectively.	1,010	1,007
Additional paid-in capital	1,012,285	1,007,746
Accumulated other comprehensive loss	(12,510)	(7,373)
Accumulated deficit	(131,839)	(128,411)
Total equity	868,946	872,969
Total liabilities, temporary equity and equity	$2,403,215	$2,407,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue	$932,021	$697,952	$1,631,957	$1,226,924
Revenue, related party - former parent	29,965	26,100	53,203	47,209
Total revenue, net	961,986	724,052	1,685,160	1,274,133
Cost of revenue (including depreciation)	863,791	633,039	1,529,042	1,142,416
Cost of revenue, related party - former parent (including depreciation)	29,053	23,212	51,218	43,588
Total cost of revenue	892,844	656,251	1,580,260	1,186,004
Gross profit	69,142	67,801	104,900	88,129
Selling, general and administrative expenses	37,236	28,959	69,934	55,334
Amortization of intangible assets	7,757	6,683	15,559	13,349
Operating income	24,149	32,159	19,407	19,446
Interest expense, net	12,107	18,247	24,542	36,109
Other (income) expense, net	(261)	(353)	(181)	127
Income (loss) before income taxes	12,303	14,265	(4,954)	(16,790)
Income tax expense (benefit)	6,155	6,186	(1,617)	(6,945)
Net income (loss)	6,148	8,079	(3,337)	(9,845)
Net income attributable to noncontrolling interests	49	26	91	39
Net income (loss) attributable to common stock	$6,099	$8,053	$(3,428)	$(9,884)

Earnings (loss) per share attributable to common stock:
Basic	$0.06	$0.09	$(0.03)	$(0.11)
Diluted	$0.06	$0.09	$(0.03)	$(0.11)
Shares used in computing earnings (loss) per share:
Weighted average basic shares outstanding	100,935	88,588	100,862	88,553
Weighted average diluted shares outstanding	101,476	88,823	100,862	88,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss)	$6,148	$8,079	$(3,337)	$(9,845)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,762)	6,138	(5,137)	6,231
Other comprehensive (loss) income, net of tax	(2,762)	6,138	(5,137)	6,231
Comprehensive income (loss)	3,386	14,217	(8,474)	(3,614)
Comprehensive income attributable to noncontrolling interests	49	26	91	39
Total comprehensive income (loss) attributable to common stock	$3,337	$14,191	$(8,565)	$(3,653)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Fiscal Six Months Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net loss	$(3,337)	$(9,845)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	54,747	55,096
Amortization of intangible assets	15,559	13,349
Amortization of debt issuance costs	1,146	2,452
Non-cash loss on debt extinguishment	—	404
Non-cash stock-based compensation expense	6,311	3,750
Gain on sale of equipment	(276)	(585)
Amortization of right-of-use assets	16,478	10,153
Deferred income taxes	229	(8,445)
Changes in assets and liabilities, net of non-cash transactions	(105,869)	(77,312)
Net cash used in operating activities	(15,012)	(10,983)
Cash flows from investing activities:
Capital expenditures	(48,147)	(45,162)
Proceeds from sale of property and equipment	2,632	2,521
Acquisition of business, net of cash acquired	(1,362)	—
Purchase of equity method investment	(2,000)	—
Net cash used in investing activities	(48,877)	(42,641)
Cash flows from financing activities:
Proceeds from line of credit borrowings	16,436	113,931
Payment of line of credit borrowings	(18,614)	(59,317)
Principal payments on long-term debt	(15,205)	(15,808)
Principal payments on finance lease liabilities	(3,861)	(5,188)
Other	(685)	(931)
Net cash (used in) provided by financing activities	(21,929)	32,687
Effects of foreign exchange translation	(405)	250
Net decrease in cash and cash equivalents	(86,223)	(20,687)
Cash, cash equivalents, and restricted cash, beginning of period	128,059	49,019
Cash, cash equivalents, and restricted cash, end of period	$41,836	$28,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share information)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount
Balances at December 29, 2024	88,517,521	$885	$718,598	$(13,209)	$(150,722)	$555,552	$4,669
Net (loss) income	—	—	—	—	(17,937)	(17,937)	13
Stock-based compensation activity	—	—	680	—	(25)	655	—
Foreign currency translation adjustment	—	—	—	93	—	93	—
Separate return method tax adjustment	—	—	(1,814)	—	—	(1,814)	—
Balances at March 30, 2025	88,517,521	$885	$717,464	$(13,116)	$(168,684)	$536,549	$4,682
Net income	—	—	—	—	8,053	8,053	26
Stock-based compensation activity	131,633	1	2,186	—	(25)	2,162	—
Foreign currency translation adjustment	—	—	—	6,138	—	6,138	—
Equity contribution - tax attributes	—	—	30,232	—	—	30,232	—
Separate return method tax adjustment	—	—	(16,009)	—	—	(16,009)	—
Balances at June 29, 2025	88,649,154	$886	$733,873	$(6,978)	$(160,656)	$567,125	$4,708

Balances at December 28, 2025	100,724,862	$1,007	$1,007,746	$(7,373)	$(128,411)	$872,969	$5,424
Net (loss) income	—	—	—	—	(9,527)	(9,527)	42
Stock-based compensation activity	119,653	1	1,545	—	—	1,546	—
Foreign currency translation adjustment	—	—	—	(2,375)	—	(2,375)	—
Noncontrolling interest revaluation	—	—	(508)	—	—	(508)	508
Balances at March 29, 2026	100,844,515	$1,008	$1,008,783	$(9,748)	$(137,938)	$862,105	$5,974
Net income	—	—	—	—	6,099	6,099	49
Stock-based compensation activity	112,176	2	4,057	—	—	4,059	—
Foreign currency translation adjustment	—	—	—	(2,762)	—	(2,762)	—
Noncontrolling interest revaluation	—	—	(555)	—	—	(555)	555
Balances at June 28, 2026	100,956,691	$1,010	$1,012,285	$(12,510)	$(131,839)	$868,946	$6,578

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

Connect Acquisition

In November 2025, the Company completed the acquisition of the equity interests in Connect Utility Services Corporation (“Connect”), a Canadian electric utility services provider. Connect’s results are included in the Canadian Operations segment. Connect’s revenue during the fiscal three and six months ended June 28, 2026 was approximately $22.3 million and $45.5 million, respectively, and Connect’s earnings were not material.

During the second fiscal quarter, the Company made an anticipated payment of $1.4 million to the former owner of Connect for net working capital and other post-closing adjustments, which reduced the Company’s accrued consideration payable. Separately, the Company also recorded a measurement period adjustment related to the Connect acquisition that increased goodwill by approximately $1.7 million with a corresponding increase in deferred income tax liabilities, reflecting a refinement of the acquired deferred tax positions based on information obtained subsequent to the acquisition date. Due to the estimates made for purposes of purchase accounting, the final purchase accounting has not yet been completed and further refinements may occur.

2.Basis of Presentation and Recent Accounting Pronouncements
Interim Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements and footnotes were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income (loss) and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income (loss) for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company have historically been subject to significant seasonal fluctuations.

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months, quarters and years in the Company’s condensed consolidated financial statements relate to fiscal months, quarters and years rather than calendar months, quarters and years. The first fiscal six months of 2026 and 2025 ended on June 28, 2026 and June 29, 2025, respectively, and each period had 26 weeks. The second fiscal quarters of 2026 and 2025 each had 13 weeks.

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

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Contract Type:
Master service agreements	$721,441	$593,813	$1,255,501	$1,013,062
Bid contracts	240,545	130,239	429,659	261,071
Total revenue	$961,986	$724,052	$1,685,160	$1,274,133

Unit-price contracts	$520,461	$420,474	$899,502	$705,702
Time and materials contracts	236,071	163,080	429,470	298,120
Fixed-price contracts	205,454	140,498	356,188	270,311
Total revenue	$961,986	$724,052	$1,685,160	$1,274,133
Contract assets and liabilities consisted of the following (in thousands):

	June 28, 2026	December 28, 2025
Current contract assets	$379,564	$395,126
Non-current contract assets	29,145	30,927
Contract assets, total	408,709	426,053
Contract liabilities	(66,799)	(50,510)
Net contract assets	$341,910	$375,543
Contract assets primarily consist of revenue recognized on contracts in progress in excess of billings, which relates to the Company’s rights to consideration for work completed but not yet billed or approved at the reporting date, including retention amounts. Revenue earned on contracts in progress in excess of billings are transferred to accounts receivable when the rights become unconditional. Contract assets that are not expected to be billed and collected within one year of the financial statement date (“Non-current contract assets”) are classified as other assets on the condensed consolidated balance sheets. The Company applies the same approach to accounts receivable it does not expect to collect within one year.

Current contract assets included retention balances of approximately $42.4 million and $40.6 million as of June 28, 2026 and December 28, 2025, respectively, which are typically billed and collected upon project completion.

On occasion, the Company recognizes revenue related to contract claims and unapproved change orders. Contract claims and unapproved change orders occur when there is a dispute between the Company and a customer regarding a change in the scope of work and associated price for work already performed, or when the Company otherwise performs work above the scope of the initial contract without customer approval. As of June 28, 2026 and December 28, 2025, the

Company had recorded approximately $56.7 million ($24.2 million non-current in other assets) and $47.8 million ($19.7 million non-current in other assets), respectively, in contract assets related to contract claims and unapproved change orders.

Total contract assets decreased $17.3 million during the fiscal six months ended June 28, 2026 as the completion of milestones and customer approvals allowed for billing of amounts included in contract assets as of December 28, 2025. This decrease also reflected a reversal of revenue of $9.0 million ($7.4 million of which was a reduction in non-current contract assets) related to a revision of estimated variable consideration on a bid contract for work performed prior to 2020. See "Note 14 — Commitments and Contingencies — Legal Proceedings" for additional information.

Contract assets are recoverable from the Company’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of the Company’s time and materials (“T&M”) contract arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in revenue earned on contracts in progress in excess of billings or unbilled receivables being recorded as revenue is recognized in advance of billings. The lag in billing due to the aforementioned contractual provisions may create circumstances in which material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic or market conditions, could affect the Company’s ability to bill and subsequently collect amounts due. These changes may result in the need to record an estimate of the amount of loss from uncollectible receivables.

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The increase in the contract liabilities balance of $16.3 million from December 28, 2025 to June 28, 2026 was due to additional payments received in advance of work completed, net of approximately $37.3 million of revenue recognized that was included in the balance as of December 28, 2025.

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

As of June 28, 2026, the Company had 63 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 28, 2026 was $406.2 million. The Company expects to recognize revenue for substantially all of these remaining performance obligations of these contracts over approximately the next three years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	June 28, 2026	December 28, 2025
Billed on completed contracts and contracts in progress	$388,606	$312,003
Other receivables	4,243	2,699
Accounts receivable, gross	392,849	314,702
Allowance for doubtful accounts	(925)	(37)
Accounts receivable, net	$391,924	$314,665

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue:
U.S. Gas	$489,520	$336,834	$774,019	$534,528
Canadian Operations	81,438	55,111	141,466	94,895
Union Electric	224,167	182,239	428,236	357,707
Non-Union Electric	166,861	149,868	341,439	287,003
Consolidated revenue	$961,986	$724,052	$1,685,160	$1,274,133

Gross profit:
U.S. Gas	$20,647	$26,424	$14,312	$11,568
Canadian Operations	13,042	9,485	22,142	16,564
Union Electric	20,195	15,355	38,429	27,168
Non-Union Electric	15,258	16,537	30,017	32,829
Consolidated gross profit	$69,142	$67,801	$104,900	$88,129

Gross profit represents the difference between revenue and cost of revenue. Cost of revenue is a significant expense that is regularly reported to the CODM by segment. Cost of revenue by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
U.S. Gas	$468,873	$310,410	$759,707	$522,960
Canadian Operations	68,396	45,626	119,324	78,331
Union Electric	203,972	166,884	389,807	330,539
Non-Union Electric	151,603	133,331	311,422	254,174
Consolidated cost of revenue	$892,844	$656,251	$1,580,260	$1,186,004

Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
U.S. Gas	$9,903	$10,633	$19,882	$21,790
Canadian Operations	1,580	1,442	3,272	2,874
Union Electric	7,618	7,360	14,998	14,638
Non-Union Electric	7,899	7,731	15,818	15,049
Consolidated depreciation expense (1)	$27,000	$27,166	$53,970	$54,351

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

Capital expenditures by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
U.S. Gas	$17,112	$7,915	$22,856	$18,103
Canadian Operations	1,267	162	3,582	784
Union Electric	7,027	4,011	16,828	7,716
Non-Union Electric	2,448	8,702	4,567	18,547
Other	59	10	314	12
Consolidated capital expenditures	$27,913	$20,800	$48,147	$45,162

Foreign Operations

The Company recorded revenue in Canada of approximately $81.4 million (8% of consolidated revenue) and $55.1 million (8% of consolidated revenue) during the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, and $141.5 million (8% of consolidated revenue) and $94.9 million (7% of consolidated revenue) for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively.

5.Per Share Information
The amounts used to compute basic and diluted loss per share attributable to common stock consisted of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Amounts attributable to common stock:
Net income (loss) attributable to common stock	$6,099	$8,053	$(3,428)	$(9,884)

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	100,935	88,588	100,862	88,553
Weighted average dilutive securities	541	235	—	—
Weighted average shares outstanding for diluted earnings per share attributable to common stock	101,476	88,823	100,862	88,553

Potentially dilutive securities that were antidilutive in the fiscal six months ended June 28, 2026 and June 29, 2025 due to the Company recording a net loss were not material.

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

The total outstanding balance of accounts receivable that had been sold and derecognized was $165.0 million as of June 28, 2026. The increase in sold accounts receivable during the second quarter resulted in an operating cash inflow of $40.0 million. The Company had no unused capacity on the Securitization Facility as of both June 28, 2026 and December 28, 2025.

As of June 28, 2026, the SPE owned $84.4 million in accounts receivable and $148.7 million in contract assets that were not sold to PNC. As of December 28, 2025, the corresponding amounts were $60.2 million and $115.6 million. These balances are primarily included in accounts receivable, net and contract assets in the Company’s condensed consolidated balance sheet, with certain non-current balances included in other assets.

During the fiscal three and six months ended June 28, 2026, the Company incurred yield fees under the Securitization Facility of $1.7 million and $3.3 million, respectively. These amounts were $1.7 million and $3.5 million, respectively, during the fiscal three and six months ended June 29, 2025. Yield fees are recorded in interest expense, net on the Company’s condensed consolidated statements of operations.

7.Goodwill
Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Operations(1)	Union Electric (2)	Non-Union Electric	Total
Balances as of December 28, 2025	$58,160	$113,690	$56,499	$167,322	$395,671
Effect of exchange rate changes	—	(4,033)	—	—	(4,033)
Measurement period adjustment	—	1,683	—	—	1,683
Balances as of June 28, 2026	$58,160	$111,340	$56,499	$167,322	$393,321
(1)Net of accumulated impairment of $10.8 million as of June 28, 2026 and December 28, 2025.
(2)Net of accumulated impairment of $391.1 million as of June 28, 2026 and December 28, 2025.

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 28, 2026	December 28, 2025
Accrued compensation	$81,263	90,569
Other accrued expenses	68,551	56,881
Accrued insurance	27,647	18,135
Book overdrafts	17,989	19,379
Accrued expenses and other current liabilities	$195,450	$184,964

9.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	June 28, 2026		December 28, 2025
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$85,855	$85,787	$91,201	$91,173
Term loans under loan facility	616,000	615,741	616,000	617,799
Total loan facility	701,855	701,528	707,201	708,972
Equipment loans:
1.75%, due March 2027	1,696	1,678	2,815	2,768
1.75%, due March 2027	3,958	3,916	6,568	6,458
2.96%, due March 2027	3,990	3,954	6,601	6,531
3.27%, due March 2027	4,701	4,668	7,799	7,737
3.40%, due March 2027	2,680	2,661	4,252	4,220
3.51%, due March 2027	4,843	4,811	8,522	8,465
Other equipment loans	3,995	4,611	4,660	4,843
Total long-term debt	$727,718	$727,827	$748,418	$749,994
Current portion of long-term debt	(22,915)		(29,543)
Unamortized discount and debt issuance costs	(9,976)		(10,803)
Long-term debt, net of current portion	$694,827		$708,072
(1)Fair values as of June 28, 2026 and December 28, 2025 were determined using discount rates commensurate with the Company’s credit rating.

On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility. On July 9, 2025, the Company signed the sixth amendment to its second amended and restated credit agreement to refinance and replace in full the existing term loan facility with an $800 million term loan facility, $93.6 million of which was comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans. This amendment also increased the maximum principal amount of the senior secured revolving credit facility from $400 million to $450 million. On January 12, 2026, the Company entered into the seventh amendment to its amended and restated credit agreement, which (i) repriced the term loan, (ii) decreased the fixed margin for SOFR loans from 2.25% to 2.00% and (iii) decreased the fixed margin for base rate loans from 1.25% to 1.00%. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The Company’s term loan facility is set to mature on July 9, 2032, and the revolving credit facility is set to mature on July 9, 2030.

The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the facility as of June 28, 2026 totaled $2.3 billion. The credit agreement also contains a restriction on dividend payments with an available amount generally defined as $65.0 million plus 50% of the Company’s consolidated net income since the beginning of the third fiscal quarter of 2025 adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable.

The applicable margin for the revolving credit facility ranges from 1.25% to 2.25% for SOFR and Canadian Overnight Repo Rate Average (“CORRA”) loans and from 0.25% to 1.25% for base rate loans, depending on the Company’s net leverage ratio. The term loan facility has a fixed margin of 1.00% for base rate loans and 2.00% for SOFR loans. The table below summarizes the weighted average interest rates on the term loan facility and revolving credit facility as of the end of June 28, 2026 and December 28, 2025:

	June 28, 2026	December 28, 2025
Term loan facility	5.62%	6.12%
Revolving credit facility	3.81%	4.54%

The Company is required to maintain a leverage ratio of 4.50 to 1.00 for any future quarter ending prior to September 30, 2026, and 4.00 to 1.00 for any quarter ending on or after September 30, 2026. The Company is also required to maintain an interest coverage ratio of greater than a minimum of 2.50 to 1.00.
As of June 28, 2026, the Company was in compliance with all of the financial covenants under the revolving credit facility. The Company is required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio.

As of both June 28, 2026 and December 28, 2025, the Company had borrowings outstanding of $0.7 billion under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $307.7 million, net of outstanding letters of credit, of unused capacity on the revolving line of credit as of June 28, 2026. The Company had $68.6 million of unused letters of credit available as of both June 28, 2026 and December 28, 2025. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of June 28, 2026 and December 28, 2025, there was $2.6 million and $2.9 million, respectively, in debt issuance costs recorded in other assets on the condensed consolidated balance sheets.

As of June 28, 2026, the Company had $55.4 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan facility are amortized over the term of the related debt, which approximates the effective interest method. As of June 28, 2026 and December 28, 2025, debt issuance costs of $10.0 million and $10.8 million, respectively, were recorded as a reduction to long-term debt on the condensed consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs was $0.5 million and $1.3 million for the fiscal three-month periods ended June 28, 2026 and June 29, 2025, respectively. During the fiscal six months ended June 28, 2026 and June 29, 2025, amortization of debt issuance costs was $1.1 million and $2.5 million, respectively.

As of June 28, 2026, the Company had six U.S. equipment term loans with initial amounts totaling approximately $150.0 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

The fair value of the Company’s debt as of both June 28, 2026 and December 28, 2025 was $0.7 billion. The carrying value of the Company’s revolving credit facility approximates fair value given interest rates on the revolving credit facility approximate market rates, and typically draws on the revolving credit facility are paid back in a short period of time. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

10.Leases
The Company has operating and finance leases for corporate and field offices, equipment yards, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 12 years. Some of these leases include options to extend the leases, generally for optional terms of up to five years, and some include options to terminate the leases within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment or property will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of June 28, 2026, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Three Months Ended		Fiscal Six Months Ended
Lease cost	Classification	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$11,628	$6,575	$22,000	$13,002
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	1,199	1,490	2,638	3,397
Interest on lease liabilities	Interest expense, net	184	246	380	512
Total finance lease cost		1,383	1,736	3,018	3,909
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	43,994	27,052	77,311	49,061
Total lease cost		$57,005	$35,363	$102,329	$65,972
(1)Depreciation is included within cost of revenue in the accompanying condensed consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Six Months Ended
	June 28, 2026	June 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,196	$12,881
Operating cash flows from finance leases	$380	$512
Financing cash flows from finance leases	$3,861	$5,188
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$30,190	$12,914
Finance leases	$1,383	$—

Supplemental information related to leases was as follows:

	June 28, 2026	December 28, 2025
Weighted average remaining lease term (in years):
Operating leases	5.84	6.17
Finance leases	2.35	2.52

Weighted average discount rate:
Operating leases	5.96%	5.74%
Finance leases	5.19%	4.98%
The following is a schedule of maturities of lease liabilities as of June 28, 2026 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
Remainder of 2026	$23,247	$4,041
2027	45,184	6,530
2028	41,244	2,592
2029	36,429	1,208
2030	33,548	566
Thereafter	54,382	—
Total lease payments	234,034	14,937
Less: Amount of lease payments representing interest	(36,555)	(938)
Total	$197,479	$13,999
Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments in the above tables as they are variable in nature.

11.Income Taxes
The Company’s current quarter provision for income taxes was prepared using the annual effective tax rate adjusted to remove discrete items, as those items will impact the quarter in which those items were reflected. The Company’s effective tax rate for the fiscal three-month periods ended June 28, 2026 and June 29, 2025 was 50.0% and 43.4%, respectively, and for the fiscal six months ended June 28, 2026 and June 29, 2025 was 32.6% and 41.4%, respectively. For the fiscal three and six months ended June 28, 2026, discrete tax items impacting the effective tax rate were primarily due to the City of Chicago reversal and differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense. There were no material discrete items in the fiscal three or six months ended June 29, 2025. Effective tax rates for all periods were impacted by the disproportionate amount of non-deductible expenses in relation to income (loss) before income taxes.

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

There were no unrecognized tax benefits recorded relating to uncertain tax positions as of June 28, 2026 or December 28, 2025.

As of June 28, 2026, with certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal year 2019.

12.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow information related to interest and cash taxes paid (in thousands):

	Fiscal Six Months Ended
	June 28, 2026	June 29, 2025
Supplemental disclosure of cash flow information:
Interest paid	$23,277	$32,563
Income taxes paid, net of refunds	$8,293	$2,856

Non-cash lease activity is disclosed in “Note 10 — Leases.” The following table represents the Company’s non-cash investing activity (in thousands):

	Fiscal Six Months Ended
	June 28, 2026	June 29, 2025
Non-cash investing activities:
Accrued capital expenditures	$11,244	$10,707
Accrued acquisition consideration (1)	$2,098	$—
(1)Represents approximately $0.7 million that is expected to be paid within the next year pursuant to working capital and other adjustments, as well as $1.4 million in non-current liabilities which is offset by restricted cash.

Following is a reconciliation of the cash-related captions in the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	Fiscal Six Months Ended
	June 28, 2026	June 29, 2025
Condensed consolidated balance sheets:
Cash and cash equivalents	$40,458	$28,332
Restricted cash included in other assets	1,378	—
Cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$41,836	$28,332

13.Related Parties
Southwest Gas Holdings

Overview

Southwest Gas Holdings was formerly the Company’s parent and held a controlling interest in the Company until August 11, 2025, when its ownership decreased to 31%. On September 5, 2025, Southwest Gas Holdings sold all of its remaining ownership interest in the Company. The Company still considers Southwest Gas Holdings to be a related party as Southwest Gas Holdings’ former chief executive officer and director, who is continuing to serve as an advisor to Southwest Gas Holdings through the end of 2026, is a member of the Company’s Board of Directors.

Related party transactions

The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. The following table represents the Company’s revenue in dollars and as a percentage of total revenue as well as gross profit in dollars and as a percentage of total gross profit relating to contracts with Southwest Gas Corporation (in thousands):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	June 28, 2026		June 29, 2025		June 28, 2026		June 29, 2025
Revenue	$29,965	3%	$26,100	4%	$53,203	3%	$47,209	4%
Gross Profit	$912	1%	$2,888	4%	$1,985	2%	$3,621	4%

As of June 28, 2026 and December 28, 2025, approximately $9.1 million (2%) and $11.9 million (4%), respectively, of the Company’s accounts receivable, and $4.9 million and $0.7 million, respectively, of contract assets, were related to contracts with Southwest Gas Corporation. There were no significant related party contract liabilities as of June 28, 2026 or December 28, 2025 with Southwest Gas Corporation.

Agreements related to the Separation from Southwest Gas Holdings

In connection with the Company’s IPO and separation from Southwest Gas Holdings, the Company previously entered into a Separation Agreement, Tax Matters Agreement, and Registration Rights Agreement with Southwest Gas Holdings. Following Southwest Gas Holdings’ disposition of its remaining ownership interest in Centuri on September 5, 2025, many provisions of these agreements, including Southwest Gas Holdings’ governance rights and registration rights, have terminated or are no longer applicable.

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
Tax Assets allocated to the Company remain subject to true‑up until after Southwest Gas Holdings files its U.S. federal and applicable state income tax returns for tax year 2025. Any future changes resulting from the true‑up process will be reflected in the Company’s condensed consolidated statements of operations. There were no changes during the second fiscal quarter of 2026.
Riggs Distler noncontrolling interest

In November 2021, certain members of management of Riggs Distler & Company, Inc. (“Riggs Distler”), a subsidiary of the Company, acquired a 1.42% interest in Drum Parent LLC (“Drum”), the parent company of Riggs Distler. The remaining noncontrolling interest in Drum outstanding as of June 28, 2026 was 0.80%.

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

NPL Construction Co. (“NPL”), a subsidiary of the Operating Company included in the U.S. Gas segment, is currently pursuing a contract claim for damages against the City of Chicago and related parties (collectively, the “City”), arising out of work that NPL performed for the City. NPL initiated this dispute through the City’s required administrative process on August 26, 2019. In response to NPL’s claim, the City has taken the position that it is entitled to withhold payments on amounts NPL believes it is owed for work already completed, claiming that further corrective work by NPL on the project is necessary and that withholding payment is appropriate until remediation is complete. On July 18, 2024, the administrative agency issued a decision denying NPL’s claim for damages. The Company disagrees with the decision of the administrative agency, and NPL filed a petition seeking a review of the administrative agency’s decision by the Circuit Court of Cook County Illinois on November 8, 2024.

On April 20, 2026, the Circuit Court entered an interlocutory memorandum opinion and order (the “Order”) addressing some, but not all, of NPL’s claims, with the remaining claims requiring later briefing and argument. Following further legal analysis of the Order, the Company disagrees with the Order and intends to continue to vigorously pursue this matter; however, based on the information available at this time, the Company reassessed its estimate of variable consideration under the contract in accordance with ASC 606 and reversed revenue of $9.0 million.

The Company may be entitled to additional revenue if future developments indicate a likelihood of collecting outstanding balances, or if NPL succeeds in its claims for damages. The Company can provide no assurance as to whether or when there will be material developments in this matter. The Company no longer has any amounts recorded as receivable or contract assets related to this matter, although NPL continues to assert its right to payment of the outstanding balances. The Company has no contingent liabilities accrued with respect to this matter.

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

Concentration of Credit Risk

The Company provides full-service utility infrastructure services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than or equal to 10% of the Company’s consolidated balances. No customers accounted for more than 10% of revenue during the fiscal three or six months ended June 29, 2025 or the fiscal three months ended June 28, 2026. During the fiscal six months ended June 28, 2026, one Non-Union Electric segment customer accounted for more than 10% of revenue, which was $187.4 million (11% of total revenue). As of June 28, 2026 and December 28, 2025, one Non-Union Electric segment customer had a combined accounts receivable and contract assets balance above 10% of the consolidated accounts receivable and contract assets balance, which was $150.6 million and $131.9 million, respectively, or approximately 20% and 19%, respectively, of the consolidated balance of these accounts.

The Company primarily uses two financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of June 28, 2026. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of June 28, 2026, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of June 28, 2026, the estimated total amount of outstanding performance and payment bonds was approximately $917.4 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $396.6 million as of June 28, 2026.

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

Non-cash stock-based compensation expense totaled approximately $4.1 million and $2.2 million for the fiscal three-month periods ended June 28, 2026 and June 29, 2025, respectively, and totaled approximately $6.3 million and $3.8 million for the fiscal six-month periods ended June 28, 2026 and June 29, 2025, respectively.

The table below summarizes activity related to the Company’s stock-based compensation plans during the fiscal six-month periods ended June 28, 2026 and June 29, 2025.

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value (Per Unit)	Shares	Weighted Average Grant Date Fair Value (Per Unit)
As of December 29, 2024	342,679	$20.40	—	N/A
Granted	693,230	$17.89	117,621	$17.71
Vested	(131,633)	$25.17	—	N/A
Forfeited	(37,283)	$16.73	(1,965)	$16.48
As of June 29, 2025	866,993	$17.83	115,656	$17.73

As of December 28, 2025	864,387	$17.87	110,292	$17.71
Granted	361,986	$32.61	489,697	$32.10
Vested	(269,981)	$17.36	—	N/A
PSUs converted to RSUs (1)	112,870	$17.75	(107,440)	$17.75
Forfeited	(30,559)	$20.70	(8,559)	$26.36
As of June 28, 2026	1,038,703	$23.05	483,990	$32.11
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

As of June 28, 2026, total unearned compensation related to Centuri stock RSUs and PSUs was approximately $17.9 million and $13.6 million, respectively. These amounts are expected to be recognized over a weighted average period of approximately 1.5 years and 2.3 years, respectively.

16.Subsequent Events
As previously announced, on July 20, 2026, the Company completed the acquisition of JJ White, Inc. (“JJW”), a premier provider of mechanical and electrical construction services across power generation, data centers, and industrial end markets. JJW will be included within the Company’s Union Electric segment. The transaction was completed pursuant to a stock purchase agreement for a cash purchase price of approximately $62.0 million, subject to customary post-closing adjustments for working capital, indebtedness, transaction expenses and cash. The Company is in the process of completing its initial accounting for the acquisition under ASC 805, Business Combinations, and therefore the preliminary allocation of the purchase price to the acquired assets and assumed liabilities has not yet been finalized.

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

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and quarters throughout relate to fiscal months and quarters rather than calendar months and quarters. The first fiscal six months of 2026 and 2025 ended on June 28, 2026 and June 29, 2025, respectively, and each period had 26 weeks. The second fiscal quarters of 2026 and 2025 each had 13 weeks.
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
Segment Information
We report under the following four reportable segments: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Utility Services (“Canadian Operations”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). Canadian Operations includes the results of Connect Utility Services Corporation (“Connect”), which was acquired in November 2025.
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
During the second fiscal quarter of 2026, we reversed $9.0 million in revenue related to a legacy contract with the City of Chicago (the “City of Chicago reversal”) within our U.S. Gas segment upon completing our initial analysis of a court order entered on April 20, 2026, which required us to reassess our estimates of variable consideration under the legacy contract in accordance with ASC 606. This reversal decreased gross profit by the same amount, resulted in a $2.3 million tax benefit and reduced net income by $6.7 million. Refer to “Note 14 — Commitments and Contingencies — Legal Proceedings” to the financial statements for further details.
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

Rising fuel, labor and material costs have in the past had, and could in the future have, a negative effect on our results of operations, to the extent we cannot pass these costs through to our customers. While we actively monitor economic, industry and market factors that could adversely impact our business, we cannot predict the effect that changes in such factors could have on our future results of operations, financial position and cash flows. Our results of operations in the second fiscal quarter of 2026 were impacted by increased fuel costs, particularly in our U.S. Gas and Non-Union Electric segments. We continue to monitor the impacts of elevated fuel costs and will assess their effect on future periods as market conditions evolve.
During the first fiscal six months of 2026, we incurred increased costs to scale up our workforce in response to increased demand.
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
Inflation
Under the terms of a majority of our MSAs and other customer agreements, materials used in our utility infrastructure service activities are specified, purchased and supplied by customers. However, our operations are affected by increases in prices, whether caused by inflation, tariffs, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials not purchased by customers through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Our actual costs at times can exceed the contractual caps, and therefore negatively impact our operations. Additionally, rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations. Excluding fuel, our results for the second fiscal quarter of 2026 were not significantly impacted by increases in prices, including due to tariffs implemented by the Trump Administration.
Backlog
Backlog as of June 28, 2026 was approximately $6.4 billion, with approximately 83% of backlog related to MSAs. Backlog represents contracted revenue on existing bid agreements as well as estimates of revenue to be realized over the contractual life of existing long-term MSAs. The contractual life of an MSA is defined as the stated length of the contract including any renewal options stated in the contract that we believe our customers are reasonably certain to execute.
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

Results of Operations

Our results of operations, on a consolidated basis and by segment, for the fiscal three- and six-month periods ended June 28, 2026 and June 29, 2025 are set forth and compared below.

Fiscal three months ended June 28, 2026 compared to the fiscal three months ended June 29, 2025

The following table summarizes our consolidated results of operations for the fiscal three months ended June 28, 2026, and June 29, 2025, including as a percentage of revenue, as well as the dollar and percentage change period-over-period.

	Fiscal Three Months Ended				Change
(dollars in thousands)	June 28, 2026		June 29, 2025		$	%
Revenue, net	$961,986	100.0%	$724,052	100.0%	$237,934	32.9%
Cost of revenue (including depreciation)	892,844	92.8%	656,251	90.6%	236,593	36.1%
Gross profit	69,142	7.2%	67,801	9.4%	1,341	2.0%
Selling, general and administrative expenses	37,236	3.9%	28,959	4.1%	8,277	28.6%
Amortization of intangible assets	7,757	0.8%	6,683	0.9%	1,074	16.1%
Operating income	24,149	2.5%	32,159	4.4%	(8,010)	(24.9%)
Interest expense, net	12,107	1.3%	18,247	2.5%	(6,140)	(33.6%)
Other income, net	(261)	(0.1%)	(353)	(0.1%)	92	(26.1%)
Income before income taxes	12,303	1.3%	14,265	2.0%	(1,962)	(13.8%)
Income tax expense	6,155	0.7%	6,186	0.9%	(31)	(0.5%)
Net income	6,148	0.6%	8,079	1.1%	(1,931)	(23.9%)
Net income attributable to noncontrolling interests	49	0.0%	26	0.0%	23	88.8%
Net income attributable to common stock	$6,099	0.6%	$8,053	1.1%	$(1,954)	(24.3%)

Revenue and Gross Profit

The following table summarizes our revenue and gross profit for the periods indicated by segment as well as the dollar and percentage change from the prior year period. Gross margins are calculated by dividing gross profit by revenue. The discussion that follows highlights key revenue changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue.

	Fiscal Three Months Ended				Change
(dollars in thousands)	June 28, 2026		June 29, 2025		$	%
Revenue:
U.S. Gas	$489,520	50.9%	$336,834	46.5%	$152,686	45.3%
Canadian Operations	81,438	8.5%	55,111	7.6%	26,327	47.8%
Union Electric	224,167	23.3%	182,239	25.2%	41,928	23.0%
Non-Union Electric	166,861	17.3%	149,868	20.7%	16,993	11.3%
Consolidated revenue	$961,986	100.0%	$724,052	100.0%	$237,934	32.9%
Gross profit:
U.S. Gas	$20,647	4.2%	$26,424	7.8%	$(5,777)	(21.9%)
Canadian Operations	13,042	16.0%	9,485	17.2%	3,557	37.5%
Union Electric	20,195	9.0%	15,355	8.4%	4,840	31.5%
Non-Union Electric	15,258	9.1%	16,537	11.0%	(1,279)	(7.7%)
Consolidated gross profit	$69,142	7.2%	$67,801	9.4%	$1,341	2.0%

•Revenue from our U.S. Gas segment totaled $489.5 million, reflecting an increase of $152.7 million, or 45.3%, compared to the prior year period, primarily driven by new bid and MSA contracts. We also experienced additional volumes on existing MSAs during the current period. As a percentage of revenue, gross profit decreased to 4.2% in the current period from 7.8% in the prior year period. Profitability in the current year period was negatively impacted by the $9.0 million City of Chicago reversal. Excluding the impacts of this revenue reversal, gross profit as a percentage of revenue was 5.9%. Profitability in the current year period was also negatively impacted by elevated fuel costs, which reduced margin by approximately 75 basis points, and costs to scale up new work (impact of approximately 60 basis points), including for training and temporary equipment rental costs.

•Revenue from our Canadian Operations segment totaled $81.4 million, reflecting an increase of $26.3 million, or 47.8%, compared to the prior year period. This increase was driven by the acquisition of Connect, which contributed approximately $22.3 million in revenue and $2.4 million in gross profit in the current year period. As a percentage of revenue, gross profit decreased to 16.0% in the current period as compared to 17.2% in the prior year period, as the addition of Connect, which carries slightly lower margins than the segment's legacy gas operations, more than offset improvements in gas MSA margins.

•Revenue from our Union Electric segment totaled $224.2 million, reflecting an increase of $41.9 million, or 23.0%, compared to the prior year period. This increase was driven primarily by new bid projects. As a percentage of revenue, gross profit increased to 9.0% in the current period as compared to 8.4% in the prior year period. Gross margin for the current year period was positively impacted by a favorable change in estimated cost to complete on an offshore wind project that is nearing completion.

•Revenue from our Non-Union Electric segment totaled $166.9 million, reflecting an increase of $17.0 million, or 11.3%, compared to the prior year period due primarily to higher volumes on new and existing MSAs. Storm restoration services revenue decreased by $3.7 million and the related gross profit decreased $2.3 million between periods, as storm work performed in the current year period was performed for on-system customers at slightly lower margins. As a percentage of revenue, Non-Union Electric gross profit decreased to 9.1% in the current period compared to 11.0% in the prior year period driven by the decreased storm profitability and elevated fuel prices (fuel price increases had a negative impact of approximately 140 basis points), partially offset by increased productivity of crews on base MSA work.

Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $8.3 million, or 28.6%, in the current period compared to the prior year period, while remaining relatively flat as a percentage of revenue. We incurred $1.7 million in non-recurring costs related to the implementation of our One Centuri strategy and $1.4 million in non-recurring acquisition costs during the current period compared to $2.9 million in non-recurring costs (separation costs and one-time professional fees) in the prior year period. Bonus and stock-based compensation increased approximately $3.7 million between periods. Salaries and benefits were approximately $1.0 million higher in the current year period as several positions were added between periods to support increased growth. Additionally, Connect contributed approximately $0.7 million in selling, general and administrative costs in the current year period. The remainder of the increase was attributable to increased insurance costs, professional fees, and other general overhead costs.
Interest Expense, Net

The decrease of $6.1 million in interest expense, net in the current period compared to the prior year period was due to a reduction in average debt balance and a reduction in interest rates on outstanding variable-rate borrowings.

Income Tax

Our effective tax rate for the fiscal three months ended June 28, 2026 and June 29, 2025 was 50.0% and 43.4%, respectively. For the current year period, discrete tax items impacting the effective tax rate were primarily due to the City of Chicago reversal and differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense. There were no material discrete items in the fiscal three months ended June 29, 2025. Effective tax rates for both periods were impacted by the disproportionate amount of non-deductible expenses in relation to income before income taxes.

Consolidated Results

Fiscal six months ended June 28, 2026 compared to fiscal six months ended June 29, 2025

The following table summarizes our consolidated results of operations for the fiscal six-month periods ended June 28, 2026 and June 29, 2025, including as a percentage of revenue, as well as the dollar and percentage change between fiscal years.

	Fiscal Six Months Ended				Change
(dollars in thousands)	June 28, 2026		June 29, 2025		$	%
Revenue, net	$1,685,160	100.0%	$1,274,133	100.0%	$411,027	32.3%
Cost of revenue (including depreciation)	1,580,260	93.8%	1,186,004	93.1%	394,256	33.2%
Gross profit	104,900	6.2%	88,129	6.9%	16,771	19.0%
Selling, general and administrative expenses	69,934	4.1%	55,334	4.4%	14,600	26.4%
Amortization of intangible assets	15,559	0.9%	13,349	1.0%	2,210	16.6%
Operating income	19,407	1.2%	19,446	1.5%	(39)	(0.2%)
Interest expense, net	24,542	1.5%	36,109	2.8%	(11,567)	(32.0%)
Other (income) expense, net	(181)	0.0%	127	0.0%	(308)	NM
Loss before income taxes	(4,954)	(0.3%)	(16,790)	(1.3%)	11,836	(70.5%)
Income tax benefit	(1,617)	(0.1%)	(6,945)	(0.5%)	5,328	(76.7%)
Net loss	(3,337)	(0.2%)	(9,845)	(0.8%)	6,508	(66.1%)
Net income attributable to noncontrolling interests	91	0.0%	39	0.0%	52	133.3%
Net loss attributable to common stock	$(3,428)	(0.2%)	$(9,884)	(0.8%)	$6,456	(65.3%)
NM — Percentage is not meaningful

Revenue and Gross Profit

The following table summarizes our revenue and gross profit for the periods indicated by segment, as well as the dollar and percentage change from the prior year period. Gross margins are calculated by dividing gross profit by revenue. The discussion that follows highlights key revenue changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue.

	Fiscal Six Months Ended				Change
(dollars in thousands)	June 28, 2026		June 29, 2025		$	%
Revenue:
U.S. Gas	$774,019	45.9%	$534,528	42.0%	$239,491	44.8%
Canadian Operations	141,466	8.4%	94,895	7.4%	46,571	49.1%
Union Electric	428,236	25.4%	357,707	28.1%	70,529	19.7%
Non-Union Electric	341,439	20.3%	287,003	22.5%	54,436	19.0%
Consolidated revenue	$1,685,160	100.0%	$1,274,133	100.0%	$411,027	32.3%
Gross profit:
U.S. Gas	$14,312	1.8%	$11,568	2.2%	$2,744	23.7%
Canadian Operations	22,142	15.7%	16,564	17.5%	5,578	33.7%
Union Electric	38,429	9.0%	27,168	7.6%	11,261	41.4%
Non-Union Electric	30,017	8.8%	32,829	11.4%	(2,812)	(8.6%)
Consolidated gross profit	$104,900	6.2%	$88,129	6.9%	$16,771	19.0%

•Revenue from our U.S. Gas segment totaled $774.0 million in the fiscal six months ended June 28, 2026, reflecting an increase of $239.5 million, or 44.8%, compared to the prior year period. This increase was driven by increased MSA volumes on existing contracts as well as new bid and MSA contracts. As a percentage of revenue, gross profit slightly decreased to 1.8% in the fiscal six months ended June 28, 2026, from 2.2% in the prior year period. Profitability in the current year period was negatively impacted by the $9.0 million City of Chicago reversal. Excluding the impacts of this reversal, gross profit as a percentage of revenue was 3.0%, improved from the prior year due to a more efficient performance in the first fiscal quarter, partially offset by reduced profitability in the second fiscal quarter due to costs incurred to scale up new work, including training and temporary equipment rental costs, as well as increased fuel costs in the current year period.

•Revenue from our Canadian Operations segment totaled $141.5 million in the fiscal six months ended June 28, 2026, reflecting an increase of $46.6 million, or 49.1%, compared to the prior year period. The increase was driven by the acquisition of Connect, which contributed approximately $45.5 million revenue and $5.8 million in gross profit in the current year period. As a percentage of revenue, gross profit decreased to 15.7% in the fiscal six months ended June 28, 2026 as compared to 17.5% in the prior year period. This decrease was primarily driven by Connect, which carries slightly lower margins than the segment's legacy gas operations.

•Revenue from our Union Electric segment totaled $428.2 million in the fiscal six months ended June 28, 2026, reflecting an increase of $70.5 million, or 19.7%, compared to the prior year period. As a percentage of revenue, gross profit increased to 9.0% in the fiscal six months ended June 28, 2026 as compared to 7.6% in the prior year period. Gross margin for the current year period was positively impacted by a favorable change in estimated cost to complete on an offshore wind project that is nearing completion.

•Revenue from our Non-Union Electric segment totaled $341.4 million in the fiscal six months ended June 28, 2026, reflecting an increase of $54.4 million, or 19.0%, compared to the prior year period. Storm restoration services revenue increased $3.2 million, but the related gross profit decreased $2.8 million, as storm work performed in the current year period was performed for on-system customers at slightly lower margins. As a percentage of revenue, gross profit decreased to 8.8% in the fiscal six months ended June 28, 2026 compared to 11.4% in the prior year period, largely due to the decreased profitability of storm restoration services work and elevated fuel costs in the current year period, and to a lesser extent by ramp-up inefficiencies experienced on a new MSA in the first fiscal quarter.

Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $14.6 million, or 26.4% in the current period, while decreasing slightly as a percentage of revenue. The current year period included $3.1 million in non-recurring strategy implementation costs and acquisition costs, whereas the prior year included $3.2 million in non-recurring separation related costs and $1.4 million in non-recurring one-time professional fees.

Year-over-year, bonus and stock-based compensation increased approximately $5.7 million. Salaries and benefits were up approximately $2.6 million as several positions were added between periods to support increased growth. Additionally, Connect contributed approximately $1.3 million in selling, general and administrative costs in the current year period. We also experienced increased insurance costs, professional fees, and other general overhead costs.
Interest Expense, Net

Interest expense, net decreased by $11.6 million during the current period compared to the prior year period due to a reduction in average debt balance and a decrease in interest rates on outstanding variable-rate borrowings.

Income Tax

Our effective tax rate for the fiscal six-month periods ended June 28, 2026 and June 29, 2025 was 32.6% and 41.4%, respectively. For the current year period, discrete tax items impacting the effective tax rate were primarily due to the City of Chicago reversal and differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense. There were no material discrete items in the fiscal six months ended June 29, 2025. Effective tax rates for both periods were impacted by the disproportionate amount of non-deductible expenses in relation to loss before income taxes.

Non-GAAP Financial Measures

We prepare and present our financial statements in accordance with GAAP. However, management believes that EBIT, Adjusted EBIT, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Base Revenue, Base Gross Profit, and Base Gross Profit Margin, all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters. Because these non-GAAP measures, as defined, exclude some, but not all, items that affect comparable GAAP financial measures, these non-GAAP measures may not be comparable to similarly titled measures of other companies. Management believes that, due to the non-recurring nature of the City of Chicago reversal, its exclusion from certain non-GAAP financial measures provides investors with a better understanding of the current performance of the business.

EBIT is defined as earnings before interest and taxes. Adjusted EBIT is defined as EBIT, adjusted for (i) non-cash stock-based compensation, (ii) acquisition costs, (iii) separation-related costs, (iv) strategy implementation costs, (v) other professional fees and (vi) the City of Chicago reversal. Adjusted EBITDA is defined as Adjusted EBIT, adjusted to remove depreciation and amortization. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue.
Management believes that EBIT, Adjusted EBIT, and Adjusted EBITDA help investors gain an understanding of the factors affecting our ongoing cash earnings from which capital investments are made and debt is serviced, and that Adjusted EBIT and Adjusted EBITDA provide additional insight by removing certain expenses that are non-recurring or non-operational in nature. Management believes that Adjusted EBITDA Margin is useful for the same reason as Adjusted EBITDA, and also provides an additional understanding of how Adjusted EBITDA is impacted by factors other than changes in revenue.
Adjusted Net Income is defined as net income (loss) adjusted for (i) separation-related costs, (ii) strategy implementation costs, (iii) amortization of intangible assets, (iv) other professional fees, (v) City of Chicago reversal, (vi) non-cash stock-based compensation, (vii) acquisition costs and (viii) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods. Management believes that Adjusted Net Income helps investors understand the profitability of our business when excluding certain expenses that are non-recurring and/or non-operational in nature.

Base Revenue is defined as total revenue, net adjusted to exclude revenue attributable to storm restoration services and the impact of the City of Chicago reversal. Base Gross Profit is defined as gross profit adjusted to exclude gross profit attributable to storm restoration services and the City of Chicago reversal. Base Gross Profit Margin is calculated by dividing Base Gross Profit by Base Revenue. U.S. Gas Base Revenue is defined as U.S. Gas segment revenue, net adjusted to exclude the impact of the City of Chicago reversal. U.S. Gas Base Gross Profit is defined as U.S. Gas segment gross profit adjusted to exclude the City of Chicago reversal. U.S. Gas Base Gross Profit Margin is calculated by dividing U.S. Gas Base Gross Profit by U.S. Gas Base Revenue. Revenue derived from storm restoration services varies from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than base infrastructure services projects due to higher contractual hourly rates given the nature of services provided and improved operating efficiencies related to equipment utilization and absorption of fixed costs. While storm restoration services remain a key capability of the Company, management believes its exclusion provides more suitable disclosures for evaluating fundamental business performance and for comparison purposes.

Using EBIT, Adjusted EBIT, and Adjusted EBITDA as performance measures has material limitations as compared to net income (loss), or other financial measures as defined under GAAP, as they exclude certain recurring items, which may be meaningful to investors. These metrics all exclude interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, these metrics exclude income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. Adjusted EBITDA also excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenue, depreciation and amortization are necessary elements of our costs and ability to generate revenue. As a result of these exclusions, the metrics from which they are excluded have material limitations compared to net income (loss). When using these metrics as a performance measure, management compensates for these limitations by comparing them to net income (loss) in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the Company on a full-cost, after-tax basis.

As to certain of the items related to these non-GAAP measures: (i) non-cash stock-based compensation varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) acquisition costs vary from period to period depending on the level of our acquisition activity; (iii) separation-related costs represent expenses incurred post-IPO in connection with the separation and stand up of Centuri as its own public company, including costs incurred in association with Southwest Gas Holdings’ sale of its holdings of our common stock, which are not reflective of our ongoing operations and will not recur given that Centuri is fully separated from Southwest Gas Holdings; (iv) strategy implementation costs represent non-recurring consulting fees incurred in connection with implementing the Company’s new long-term strategy announced on May 6, 2026; (v) other professional fees are non-recurring costs associated with certain one-time events; and (vi) the City of Chicago reversal relates to a non-recurring reversal of revenue on a legacy contract. The most comparable GAAP financial measures and information reconciling the GAAP and non-GAAP financial measures are set forth below.

EBIT, Adjusted EBIT, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net income (loss) to EBIT, Adjusted EBIT, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss)	$6,148	$8,079	$(3,337)	$(9,845)
Interest expense, net	12,107	18,247	24,542	36,109
Income tax expense (benefit)	6,155	6,186	(1,617)	(6,945)
EBIT	24,410	32,512	19,588	19,319
Non-cash stock-based compensation	4,080	2,163	6,311	3,750
Acquisition costs	1,396	—	1,396	—
Separation-related costs	—	1,564	—	3,175
Strategy implementation costs	1,676	—	1,676	—
Other professional fees	—	1,379	—	1,379
City of Chicago reversal	8,953	—	8,953	—
Adjusted EBIT	40,515	37,618	37,924	27,623
Depreciation expense	27,388	27,539	54,747	55,096
Amortization of intangible assets	7,757	6,683	15,559	13,349
Adjusted EBITDA	$75,660	$71,840	$108,230	$96,068
Adjusted EBITDA Margin (% of revenue)	7.9%	9.9%	6.4%	7.5%

Adjusted Net Income:

The following table presents reconciliations of net income (loss) to Adjusted Net Income for the specified periods:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss)	$6,148	$8,079	$(3,337)	$(9,845)
Separation-related costs	—	1,564	—	3,175
Strategy implementation costs	1,676	—	1,676	—
Amortization of intangible assets	7,757	6,683	15,559	13,349
Other professional fees	—	1,379	—	1,379
City of Chicago reversal	8,953	—	8,953	—
Non-cash stock-based compensation	4,080	2,163	6,311	3,750
Acquisition costs	1,396	—	1,396	—
Income tax impact of adjustments(1)	(5,617)	(2,948)	(8,126)	(5,414)
Adjusted Net Income	$24,393	$16,920	$22,432	$6,394
(1)Calculated based on a blended statutory tax rate of 25%, except for acquisition costs which are not deductible.

Base Revenue, Base Gross Profit and Base Gross Profit Margin

The following tables present reconciliations of revenue, net to Base Revenue and gross profit to Base Gross Profit and Base Gross Profit Margin, as well as U.S. Gas revenue, net to U.S. Gas Base Revenue and U.S. Gas Gross Profit to U.S. Gas Base Gross Profit and U.S. Gas Base Gross Profit Margin.

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Total revenue, net	$961,986	$724,052	$1,685,160	$1,274,133
Less: Storm restoration services revenue	(11,412)	(17,017)	(45,892)	(35,169)
Add: City of Chicago reversal	8,953	—	8,953	—
Base Revenue	$959,527	$707,035	$1,648,221	$1,238,964

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Gross profit	$69,142	$67,801	$104,900	$88,129
Less: Storm restoration services gross profit	(2,387)	(4,978)	(10,098)	(10,992)
Add: City of Chicago reversal	8,953	—	8,953	—
Base Gross Profit	$75,708	$62,823	$103,755	$77,137
Base Gross Profit Margin	7.9%	8.9%	6.3%	6.2%

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
U.S. Gas revenue, net	$489,520	$336,834	$774,019	$534,528
Add: City of Chicago reversal	8,953	—	8,953	—
U.S. Gas Base Revenue	$498,473	$336,834	$782,972	$534,528

	Fiscal Three Months Ended		Fiscal Six Months Ended
(dollars in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
U.S. Gas Gross profit	$20,647	$26,424	$14,312	$11,568
Add: City of Chicago reversal	8,953	—	8,953	—
U.S. Gas Base Gross Profit	$29,600	$26,424	$23,265	$11,568
U.S. Gas Base Gross Profit Margin	5.9%	7.8%	3.0%	2.2%

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt. As of June 28, 2026 and December 28, 2025, cash and cash equivalents were $40.5 million and $126.6 million, respectively. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for the next 12 months and the foreseeable future.

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
Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Six Months Ended
(dollars in thousands)	June 28, 2026	June 29, 2025
Net cash used in operating activities	$(15,012)	$(10,983)
Net cash used in investing activities	$(48,877)	$(42,641)
Net cash (used in) provided by financing activities	$(21,929)	$32,687
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
Net cash used in operating activities for the fiscal six months ended June 28, 2026 was $15.0 million, compared to $11.0 million for the fiscal six months ended June 29, 2025, representing a decrease in operating cash flows of $4.0 million, which was driven by the following factors:

•Net income: Our net loss improved $6.5 million from the prior year period.
•Accounts receivable and contract assets: Cash flow decreased $16.2 million. The current year period benefitted from the sale of an additional $40.0 million in accounts receivable under the Securitization Facility. We had a significant increase in revenue between the current year period and the prior year period, including from certain bid projects in which billings are subject to completion of milestones, and certain MSAs in which customer approval is contractually required before invoices can be issued. Occasionally, these contractual requirements slow down the billing process, particularly when customers need to review large volumes of work.
•Contract liabilities: Cash flow increased $8.7 million, as certain new projects led to advance billings to customers.

Investing Activities

Net cash used in investing activities was $48.9 million in the fiscal six months ended June 28, 2026 compared to $42.6 million for the fiscal six months ended June 29, 2025, an increase of $6.3 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal six months ended June 28, 2026 and June 29, 2025, we had capital expenditures of $48.1 million and $45.2 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $2.6 million and $2.5 million for the fiscal six-month periods ended June 28, 2026 and June 29, 2025, respectively.

Financing Activities

Net cash used in financing activities was $21.9 million for the fiscal six months ended June 28, 2026, compared to net cash provided by financing activities of $32.7 million for the fiscal six months ended June 29, 2025, a decrease of $54.6 million. The decrease was primarily attributable to lower net proceeds from our revolving line of credit.

Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. The revenue from our Canadian operations was approximately 8% and 7% of total revenue for the fiscal six-month periods ended June 28, 2026 and June 29, 2025, respectively. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

Credit and Securitization Facilities

Term Loan and Revolving Credit Facility

On July 9, 2025, we signed the sixth amendment to our second amended and restated credit agreement to refinance and replace in full our existing term loan facility with an $800 million term loan facility, $93.6 million of which is comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans. This amendment also increased the maximum principal amount of our senior secured revolving credit facility from $400 million to $450 million. On January 12, 2026, we entered into the seventh amendment to our amended and restated credit agreement, which (i) repriced the term loan, (ii) decreased the fixed margin for SOFR loans from 2.25% to 2.00% and (iii) decreased the fixed margin for base rate loans from 1.25% to 1.00%. This multi-currency facility allows us to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. Our term loan facility is set to mature on July 9, 2032, and our revolving credit facility is set to mature on July 9, 2030.
The obligations under our credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility totaled $2.3 billion as of June 28, 2026.

During the fiscal six months ended June 28, 2026, the maximum amount outstanding on the combined facility was $708.8 million, at which point $616.0 million was outstanding on the term loan portion of the facility. As of June 28, 2026 and December 28, 2025, $85.9 million and $91.2 million, respectively, was outstanding on the revolving credit facility, in addition to $616.0 million that was outstanding on the term loan portion of the facility as of both June 28, 2026 and December 28, 2025. Also, as of June 28, 2026 and December 28, 2025, there was approximately $307.7 million and $302.4 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $68.6 million of unused letters of credit available as of both June 28, 2026 and December 28, 2025.
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

Accounts Receivable Securitization

In September 2024, we entered into our Securitization Facility with PNC Bank, National Association (“PNC”) to improve cash flows from trade accounts receivable and used all of the proceeds to pay down our existing debt. Under the Securitization Facility, certain of our designated subsidiaries have sold or contributed, and will continue to sell or contribute, their accounts receivable and contract assets generated in the ordinary course of their business and certain related assets to the indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) we created specifically for this purpose. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and have derecognized the accounts receivable from our condensed consolidated balance sheet for the current period. On May 4, 2026, we signed an amendment to the Securitization Facility which increased the capacity from $125.0 million to $165.0 million.
The total outstanding balance of accounts receivable that had been sold and derecognized was $165.0 million as of June 28, 2026. We had no unused capacity on the Securitization Facility as of June 28, 2026.
Equipment Term Loans

As of June 28, 2026, we had six U.S. equipment term loans with initial amounts totaling approximately $150.0 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

Recently Issued Accounting Pronouncements

Refer to “Note 2 — Basis of Presentation and Recent Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions. A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2025 Annual Report. We are required to make estimates and judgments in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the fiscal six months ended June 28, 2026, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the fiscal six months ended June 28, 2026. Refer to “Quantitative and Qualitative Disclosures about Market Risk” within our 2025 Annual Report for information on financial market risk related to changes in interest rates and currency exchange rates. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.

For a discussion of our concentration of credit risk, refer to “Note 14 — Commitments and Contingencies” to our condensed consolidated financial statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 28, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second fiscal quarter of 2026 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements
During the fiscal three months ended June 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-278834	4.1	April 19, 2024

3.2	Amended and Restated Bylaws of the Registrant	S-8	333-278834	4.2	April 19, 2024

10.1^
Amendment No. 1 to Receivables Purchase Agreement, dated as of May 4, 2026, among Centuri Special Purpose Entity, LLC, as seller, Centuri Group, Inc., as servicer, and PNC Bank, National Association, as administrative agent and a purchaser
X

10.2	Performance Guaranty, dated as of May 4, 2026, by Centuri Group, Inc., as performance guarantor, in favor of PNC Bank, National Association, as administrative agent					X

10.3†	Centuri Holdings, Inc. Director Compensation Policy					X

10.4†	Centuri Holdings, Inc. Director Deferred Compensation Plan					X

10.5†	Form of Restricted Stock Unit Award Agreement under the Centuri Holdings, Inc. Omnibus Incentive Plan					X

10.6†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Centuri Holdings, Inc. Omnibus Incentive Plan					X

10.7†	Form of Performance Stock Unit Award Agreement under the Centuri Holdings, Inc. Omnibus Incentive Plan					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

^Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted exhibit to the Commission upon its request.
†Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURI HOLDINGS, INC.

Date: August 4, 2026	By:	/s/ Kendra L. Chilton
Kendra L. Chilton
Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)