Form 10-Q
period 2026-09-27
Centuri Holdings, Inc.
filed 2026-11-05
CIK 1981599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
Yes ☐   No ☒
As of October 31, 2026, the number of outstanding shares of Common Stock of the Registrant was 100,967,595.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation and the economy, generally. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast,” “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.

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
•Our belief that customer investment in data center-related infrastructure intended to support the related increasing power demands represents a growing opportunity, and that our ability to capitalize on these opportunities will depend in part on the pace of permitting and regulatory approval of customer projects;
•Our belief, with respect to our agreements with Southwest Gas Holdings, Inc., that our ongoing obligations are not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows;
•Our expectation that future purchase accounting adjustments related to the Connect acquisition will not be material;
•Our belief that liabilities resulting from known legal proceedings will not have a material effect on our financial position, results of operations or cash flows, except as otherwise discussed in Note 15 — Commitments and Contingencies;
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

Part I - Financial Information
Item 1. Financial Statements
Centuri Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share information)
(Unaudited)

	September 27, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$42,045	$126,630
Accounts receivable, net	583,758	314,665
Contract assets	443,587	395,126
Prepaid expenses and other current assets	67,630	44,954
Total current assets	1,137,020	881,375
Property and equipment, net	442,987	466,842
Intangible assets, net	332,373	343,243
Goodwill, net	421,320	395,671
Right-of-use assets under finance leases	20,554	24,446
Right-of-use assets under operating leases	213,771	176,449
Other assets	113,799	119,680
Total assets	$2,681,824	$2,407,706
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Current portion of long-term debt	$16,321	$29,543
Current portion of finance lease liabilities	6,648	7,459
Current portion of operating lease liabilities	41,388	30,345
Accounts payable	221,217	193,572
Accrued expenses and other current liabilities	242,450	184,964
Contract liabilities	91,043	50,510
Total current liabilities	619,067	496,393
Long-term debt, net of current portion	609,119	616,871
Line of credit	178,645	91,201
Finance lease liabilities, net of current portion	5,444	9,150
Operating lease liabilities, net of current portion	180,611	153,540
Deferred income taxes	83,730	78,365
Other long-term liabilities	100,397	83,793
Total liabilities	1,777,013	1,529,313
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable noncontrolling interests	7,286	5,424
Equity:
Common stock, $0.01 par value, 850,000,000 shares authorized, 100,963,458 and 100,724,862 shares issued and outstanding at September 27, 2026 and December 28, 2025, respectively.	1,010	1,007
Additional paid-in capital	1,013,915	1,007,746
Accumulated other comprehensive loss	(12,431)	(7,373)
Accumulated deficit	(104,969)	(128,411)
Total equity	897,525	872,969
Total liabilities, temporary equity and equity	$2,681,824	$2,407,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue	$1,152,809	$825,228	$2,784,766	$2,052,152
Revenue, related party - former parent	39,239	24,816	92,442	72,025
Total revenue, net	1,192,048	850,044	2,877,208	2,124,177
Cost of revenue (including depreciation)	1,043,493	748,926	2,572,535	1,891,342
Cost of revenue, related party - former parent (including depreciation)	35,164	23,158	86,382	66,746
Total cost of revenue	1,078,657	772,084	2,658,917	1,958,088
Gross profit	113,391	77,960	218,291	166,089
Selling, general and administrative expenses	44,294	34,960	114,228	90,294
Amortization of intangible assets	8,066	6,685	23,625	20,034
Operating income	61,031	36,315	80,438	55,761
Interest expense, net	13,227	26,205	37,769	62,314
Other (income) expense, net	(935)	78	(1,116)	205
Income (loss) before income taxes	48,739	10,032	43,785	(6,758)
Income tax expense	21,810	7,918	20,193	973
Net income (loss)	26,929	2,114	23,592	(7,731)
Net income attributable to noncontrolling interests	59	15	150	54
Net income (loss) attributable to common stock	$26,870	$2,099	$23,442	$(7,785)

Earnings (loss) per share attributable to common stock:
Basic	$0.27	$0.02	$0.23	$(0.09)
Diluted	$0.27	$0.02	$0.23	$(0.09)
Shares used in computing earnings (loss) per share:
Weighted average basic shares outstanding	100,962	88,649	100,895	88,585
Weighted average diluted shares outstanding	101,311	88,989	101,371	88,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	$26,929	$2,114	$23,592	$(7,731)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	79	(2,571)	(5,058)	3,660
Other comprehensive income (loss), net of tax	79	(2,571)	(5,058)	3,660
Comprehensive income (loss)	27,008	(457)	18,534	(4,071)
Comprehensive income attributable to noncontrolling interests	59	15	150	54
Total comprehensive income (loss) attributable to common stock	$26,949	$(472)	$18,384	$(4,125)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net income (loss)	$23,592	$(7,731)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	81,686	82,901
Amortization of intangible assets	23,625	20,034
Amortization of debt issuance costs	1,719	3,120
Non-cash loss on debt extinguishment	—	2,651
Non-cash stock-based compensation expense	8,543	5,893
Gain on sale of equipment	(2,269)	(1,066)
Amortization of right-of-use assets	26,304	15,326
Deferred income taxes	250	(12,779)
Changes in assets and liabilities, net of non-cash transactions	(206,080)	(114,118)
Net cash used in operating activities	(42,630)	(5,769)
Cash flows from investing activities:
Capital expenditures	(70,773)	(68,738)
Proceeds from sale of property and equipment	22,500	4,577
Acquisition of business, net of cash acquired	(52,989)	—
Purchase of equity method investment	(2,000)	—
Net cash used in investing activities	(103,262)	(64,161)
Cash flows from financing activities:
Proceeds from line of credit borrowings	161,832	142,008
Payment of line of credit borrowings	(71,498)	(162,309)
Proceeds from long-term debt borrowings, net	—	242,936
Principal payments on long-term debt	(22,077)	(174,085)
Principal payments on finance lease liabilities	(5,771)	(7,452)
Payment of debt issuance costs	—	(3,214)
Other	(685)	(931)
Net cash provided by financing activities	61,801	36,953
Effects of foreign exchange translation	(543)	91
Net decrease in cash, cash equivalents, and restricted cash	(84,634)	(32,886)
Cash, cash equivalents, and restricted cash, beginning of period	128,059	49,019
Cash, cash equivalents, and restricted cash, end of period	$43,425	$16,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

Centuri Holdings, Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share information)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount
Balances at December 29, 2024	88,517,521	$885	$718,598	$(13,209)	$(150,722)	$555,552	$4,669
Net (loss) income	—	—	—	—	(17,937)	(17,937)	13
Stock-based compensation activity	—	—	680	—	(25)	655	—
Foreign currency translation adjustment	—	—	—	93	—	93	—
Separate return method tax adjustment	—	—	(1,814)	—	—	(1,814)	—
Balances at March 30, 2025	88,517,521	$885	$717,464	$(13,116)	$(168,684)	$536,549	$4,682
Net income	—	—	—	—	8,053	8,053	26
Stock-based compensation activity	131,633	1	2,186	—	(25)	2,162	—
Foreign currency translation adjustment	—	—	—	6,138	—	6,138	—
Equity contribution - tax attributes	—	—	30,232	—	—	30,232	—
Separate return method tax adjustment	—	—	(16,009)	—	—	(16,009)	—
Balances at June 29, 2025	88,649,154	$886	$733,873	$(6,978)	$(160,656)	$567,125	$4,708
Net income	—	—	—	—	2,099	2,099	15
Stock-based compensation activity	—	—	2,170	—	(25)	2,145	—
Equity contribution - tax attributes	—	—	25,175	—	—	25,175	—
Foreign currency translation adjustment	—	—	—	(2,571)	—	(2,571)	—
Separate return method tax adjustment	—	—	(8,637)	—	—	(8,637)	—
Noncontrolling interest revaluation	—	—	(168)	—	—	(168)	168
Balances at September 28, 2025	88,649,154	$886	$752,413	$(9,549)	$(158,582)	$585,168	$4,891

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity	Temporary Equity: Redeemable Noncontrolling Interests
	Shares	Amount
Balances at December 28, 2025	100,724,862	$1,007	$1,007,746	$(7,373)	$(128,411)	$872,969	$5,424
Net (loss) income	—	—	—	—	(9,527)	(9,527)	42
Stock-based compensation activity	119,653	1	1,545	—	—	1,546	—
Foreign currency translation adjustment	—	—	—	(2,375)	—	(2,375)	—
Noncontrolling interest revaluation	—	—	(508)	—	—	(508)	508
Balances at March 29, 2026	100,844,515	$1,008	$1,008,783	$(9,748)	$(137,938)	$862,105	$5,974
Net income	—	—	—	—	6,099	6,099	49
Stock-based compensation activity	112,176	2	4,057	—	—	4,059	—
Foreign currency translation adjustment	—	—	—	(2,762)	—	(2,762)	—
Noncontrolling interest revaluation	—	—	(555)	—	—	(555)	555
Balances at June 28, 2026	100,956,691	$1,010	$1,012,285	$(12,510)	$(131,839)	$868,946	$6,578
Net income	—	—	—	—	26,870	26,870	59
Stock-based compensation activity	6,767	—	2,279	—	—	2,279	—
Foreign currency translation adjustment	—	—	—	79	—	79	—
Noncontrolling interest revaluation	—	—	(649)	—	—	(649)	649
Balances at September 27, 2026	100,963,458	$1,010	$1,013,915	$(12,431)	$(104,969)	$897,525	$7,286

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

The Company uses a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months, quarters and years in the Company’s condensed consolidated financial statements relate to fiscal months, quarters and years rather than calendar months, quarters and years. The first fiscal nine months of 2026 and 2025 ended on September 27, 2026 and September 28, 2025, respectively, and each period had 39 weeks. The third fiscal quarters of 2026 and 2025 each had 13 weeks.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The update enhances the level of detail available related to reporting about expenses. This update will be effective for the Company beginning with the annual reporting for the fiscal year ending 2027. The Company is currently evaluating the impact the rules will have on its disclosures and expects to be prepared to adopt the standard upon its effective date.

3.Revenue and Related Balance Sheet Accounts
The following table presents the Company’s revenue from contracts with customers disaggregated by contract type (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Contract Type:
Master service agreements	$810,720	$653,199	$2,066,221	$1,666,261
Bid contracts	381,328	196,845	810,987	457,916
Total revenue	$1,192,048	$850,044	$2,877,208	$2,124,177

Unit-price contracts	$588,291	$473,698	$1,487,793	$1,179,400
Time and materials contracts	329,252	181,201	758,722	479,321
Fixed-price contracts	274,505	195,145	630,693	465,456
Total revenue	$1,192,048	$850,044	$2,877,208	$2,124,177
Contract assets and liabilities consisted of the following (in thousands):

	September 27, 2026	December 28, 2025
Current contract assets	$443,587	$395,126
Non-current contract assets	28,520	30,927
Contract assets, total	472,107	426,053
Contract liabilities	(91,043)	(50,510)
Net contract assets	$381,064	$375,543
Contract assets primarily consist of revenue recognized on contracts in progress in excess of billings, which relates to the Company’s rights to consideration for work completed but not yet billed or approved at the reporting date, including retention amounts. Revenue earned on contracts in progress in excess of billings is transferred to accounts receivable when the rights become unconditional. Contract assets that are not expected to be billed and collected within one year of the financial statement date (“Non-current contract assets”) are classified as other assets on the condensed consolidated balance sheets. The Company applies the same approach to accounts receivable it does not expect to collect within one year.

Current contract assets included retention balances of approximately $74.2 million and $40.6 million as of September 27, 2026 and December 28, 2025, respectively, which are typically billed and collected upon project completion.

On occasion, the Company recognizes revenue related to contract claims and unapproved change orders. Contract claims and unapproved change orders occur when there is a dispute between the Company and a customer regarding a change in the scope of work and associated price for work already performed, or when the Company otherwise performs work above the scope of the initial contract without customer approval. As of September 27, 2026 and December 28, 2025, the Company had recorded approximately $68.8 million ($24.5 million non-current in other assets) and $47.8 million ($19.7 million non-current in other assets), respectively, in contract assets related to contract claims and unapproved change orders.

Total contract assets increased $46.1 million during the fiscal nine months ended September 27, 2026 due primarily to increased revenue and the timing of billings, which is based on the achievement of certain milestones. This increase was net of a reversal of revenue of $9.0 million ($7.4 million of which was a reduction in non-current contract assets) related to a revision of estimated variable consideration on a bid contract for work performed prior to 2020. See "Note 15 — Commitments and Contingencies — Legal Proceedings" for additional information.

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

Contract liabilities primarily consist of amounts billed in excess of revenue earned related to the advance consideration received from customers for which work has not yet been completed. The increase in the contract liabilities balance of $40.5 million from December 28, 2025 to September 27, 2026 was primarily due to additional payments received in advance of work completed, net of approximately $39.3 million of revenue recognized that was included in the balance as of December 28, 2025.

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

As of September 27, 2026, the Company had 97 fixed-price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 27, 2026 was $398.5 million. The Company expects to recognize revenue for substantially all of these remaining performance obligations of these contracts over approximately the next three years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.

Accounts receivable, net consisted of the following (in thousands):

	September 27, 2026	December 28, 2025
Billed on completed contracts and contracts in progress	$578,976	$312,003
Other receivables	6,033	2,699
Accounts receivable, gross	585,009	314,702
Allowance for doubtful accounts	(1,251)	(37)
Accounts receivable, net	$583,758	$314,665

4.Segment Information
The Company’s reportable segments are: (i) U.S. Gas Utility Services (“U.S. Gas”); (ii) Canadian Utility Services (“Canadian Operations”); (iii) Union Electric Utility Services (“Union Electric”); and (iv) Non-Union Electric Utility Services (“Non-Union Electric”). Union Electric includes the results of JJ White, Inc. (“JJ White”), which was acquired in July 2026, and Canadian Operations includes the results of Connect Utility Services Corporation (“Connect”), which was acquired in November 2025.

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

Other/Eliminations

Other consists of any corporate and non-allocated transactions, and eliminations represents the elimination of intersegment activity.

Revenue and gross profit by segment are presented below (in thousands).

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue:
U.S. Gas	$576,046	$412,407	$1,350,065	$946,935
Canadian Operations	98,498	74,153	239,964	169,048
Union Electric	354,001	214,499	782,237	572,206
Non-Union Electric	175,372	148,985	516,811	435,988
Eliminations (1)	(11,869)	—	(11,869)	—
Consolidated revenue	$1,192,048	$850,044	$2,877,208	$2,124,177

Gross profit:
U.S. Gas	$47,480	$31,650	$61,792	$43,218
Canadian Operations	19,275	16,218	41,417	32,782
Union Electric	31,423	19,490	69,852	46,658
Non-Union Electric	15,213	10,602	45,230	43,431
Consolidated gross profit	$113,391	$77,960	$218,291	$166,089
(1)U.S. Gas and Union Electric segment revenues included $11.7 million and $0.2 million of intersegment revenue, respectively, during the fiscal three- and nine-month periods ended September 27, 2026.

Gross profit represents the difference between revenue and cost of revenue. Cost of revenue is a significant expense that is regularly reported to the CODM by segment. Cost of revenue by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
U.S. Gas	$528,566	$380,757	$1,288,273	$903,717
Canadian Operations	79,223	57,935	198,547	136,266
Union Electric	322,578	195,009	712,385	525,548
Non-Union Electric	160,159	138,383	471,581	392,557
Eliminations	(11,869)	—	(11,869)	—
Consolidated cost of revenue	$1,078,657	$772,084	$2,658,917	$1,958,088

Depreciation expense, included in cost of revenue, by segment was as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
U.S. Gas	$9,210	$10,474	$29,092	$32,264
Canadian Operations	1,554	1,391	4,826	4,265
Union Electric	7,976	7,426	22,974	22,064
Non-Union Electric	7,833	8,140	23,651	23,189
Consolidated depreciation expense (1)	$26,573	$27,431	$80,543	$81,782

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

Capital expenditures by segment were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
U.S. Gas	$9,475	$8,253	$32,331	$26,356
Canadian Operations	2,140	216	5,722	1,000
Union Electric	6,578	4,325	23,406	12,041
Non-Union Electric	4,400	10,320	8,967	28,867
Other	33	462	347	474
Consolidated capital expenditures	$22,626	$23,576	$70,773	$68,738

Foreign Operations

The Company recorded revenue in Canada of approximately $98.5 million (8% of consolidated revenue) and $74.2 million (9% of consolidated revenue) during the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, and $240.0 million (8% of consolidated revenue) and $169.0 million (8% of consolidated revenue) for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively.

5.Per Share Information
The amounts used to compute basic and diluted earnings (loss) per share attributable to common stock consisted of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Amounts attributable to common stock:
Net income (loss) attributable to common stock	$26,870	$2,099	$23,442	$(7,785)

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	100,962	88,649	100,895	88,585
Weighted average dilutive securities	349	340	476	—
Weighted average shares outstanding for diluted earnings per share attributable to common stock	101,311	88,989	101,371	88,585

Potentially dilutive securities that were antidilutive in the fiscal nine months ended September 28, 2025 due to the Company recording a net loss were not material.

6.Accounts Receivable Securitization Facility
In September 2024, the Company entered into a three-year, $125.0 million Receivables Purchase Agreement (as amended, the “Securitization Facility”), with PNC Bank, National Association (“PNC”), as administrative agent, to enhance the Company's financial flexibility by providing additional liquidity. On May 4, 2026, the Company entered into an amendment to the Securitization Facility which, among other things, increased the capacity from $125.0 million to $165.0 million.

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

The total outstanding balance of accounts receivable that had been sold and derecognized was $165.0 million as of September 27, 2026. The increase in sold accounts receivable during the fiscal nine months ended September 27, 2026 resulted in an operating cash inflow of $40.0 million. The Company had no unused capacity on the Securitization Facility as of both September 27, 2026 and December 28, 2025.

As of September 27, 2026, the SPE owned $187.7 million in accounts receivable and $147.3 million in contract assets that were not sold to PNC. As of December 28, 2025, the corresponding amounts were $60.2 million and $115.6 million. These balances are primarily included in accounts receivable, net and contract assets in the Company’s condensed consolidated balance sheet, with certain non-current balances included in other assets.

During the fiscal three and nine months ended September 27, 2026, the Company incurred yield fees under the Securitization Facility of $2.1 million and $5.4 million, respectively. These amounts were $1.8 million and $5.3 million, respectively, during the fiscal three and nine months ended September 28, 2025. Yield fees are recorded in interest expense, net on the Company’s condensed consolidated statements of operations.

7.Acquisitions

Connect

In November 2025, the Company completed the acquisition of all of the equity interests of Connect, a Canadian electric utility services provider. Connect’s revenue during the fiscal three and nine months ended September 27, 2026 was approximately $26.1 million and $71.6 million, respectively, and Connect’s earnings were not material. The Company recorded a measurement period adjustment related to the Connect acquisition that increased goodwill by approximately $1.7 million with a corresponding increase in deferred income tax liabilities, reflecting a refinement of the acquired deferred tax positions based on information obtained subsequent to the acquisition date. Due to the estimates made for purposes of purchase accounting, primarily with respect to liabilities existing as of the closing date, the final purchase accounting has not yet been completed and further refinements may occur, though future adjustments are not expected to be material.

JJ White

On July 20, 2026, the Company completed the acquisition of all of the equity interests in JJ White, a Pennsylvania-based provider of industrial and commercial construction and maintenance services, for an estimated $58.0 million in total cash consideration. Total consideration reflects net working capital adjustments and other post-closing adjustments from the $62.0 million base purchase price. The Company currently has a $0.2 million receivable recorded for consideration paid but expected to be refunded post-close. The Company acquired JJ White through Riggs Distler & Company, Inc., a consolidated subsidiary of the Company. The acquisition of JJ White expanded the Company’s core union electric capabilities across the Northeast and Midwest.

In connection with the acquisition, the Company recognized indemnification assets of $3.1 million related to certain pre-acquisition liabilities for which the sellers have agreed to indemnify the Company and which were funded in escrow. The indemnification assets were recognized on the same basis as the related indemnified liabilities, subject to the contractual terms and limitations of the indemnification arrangements. The ultimate amounts recoverable under the indemnification arrangements will depend on the resolution of the underlying indemnified matters.

Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values except as otherwise required by applicable guidance. Differences between the fair value of accounts receivable, net acquired and the gross contractual amount of receivables acquired were not material. Transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired businesses, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included consideration of types of intangibles that were acquired, including customer relationships, trade name, and backlog. These intangibles were valued utilizing a discounted cash flow method. Determining the fair values of these intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including the attrition rate, revenue growth rate, gross profit percentage, and discount rate for customer relationships intangible assets, gross profit percentage and timing of recognition for the backlog asset, and the royalty rate and discount rate for the trade name intangible asset.

The estimated value of assets acquired and liabilities assumed as of July 20, 2026 were as follows (in thousands):

July 20, 2026
Assets:
Cash and cash equivalents	$6,577
Accounts receivable, net	49,280
Contract assets	26,285
Prepaid expenses and other current assets	3,130
Property and equipment, net	5,267
Intangible assets, net	14,100
Right-of-use assets under operating leases	106
Total assets acquired	104,745
Liabilities:
Accounts payable	47,480
Contract liabilities	8,046
Accrued expenses and other current liabilities	14,521
Deferred income taxes	4,510
Total liabilities assumed	74,557
Total identifiable net assets	30,188
Goodwill	27,827
Fair value of net assets acquired	$58,015

The amounts allocated to major classes of intangible assets were as follows (gross carrying amount in thousands):

	Gross Carrying Amount	Weighted Average Amortization Period in Years
Customer relationships	$11,200	13.3
Trade name	500	0.4
Backlog	2,400	1.3
Total intangible assets	$14,100	10.8

The Company recorded $27.8 million of goodwill as a result of the acquisition, which has been assigned to the Union Electric reporting unit. Goodwill consists of the value associated with the assembled workforce and the estimated economic value attributable to future opportunities related to the transaction. Goodwill acquired in the JJ White acquisition is not expected to be tax-deductible.

Due to the estimates made for purposes of purchase accounting, the final purchase accounting has not yet been completed and further refinements may occur. The primary areas of the preliminary estimates that are not yet finalized relate to accounts receivable, contract assets and liabilities, intangible assets, indemnification assets, tax assets and liabilities, and other liabilities existing as of the closing date. Purchase accounting will be completed no later than one year following the acquisition date.

Results attributable to JJ White subsequent to the acquisition and through September 27, 2026 included $86.4 million in revenue and $3.9 million in net income attributable to common stock, reflecting preliminary purchase accounting adjustments that remain subject to revision as described above. During the fiscal three and nine months ended September 27, 2026, the Company incurred acquisition costs of $3.4 million and $4.8 million, respectively, which were recorded within selling, general and administrative expenses within the consolidated statement of operations.

Unaudited pro forma information for JJ White acquisition

The table below reflects unaudited pro forma consolidated revenue and net income attributable to common stock assuming that JJ White had been acquired at the beginning of fiscal year 2025 (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Total revenue, net	$1,207,586	$916,179	$3,100,203	$2,318,834
Net income (loss) attributable to common stock	$29,826	$2,509	$30,962	$(13,318)
To calculate pro forma results, acquisition costs of $3.4 million and $4.8 million incurred during the fiscal three and nine months ended September 27, 2026, respectively, were excluded from those periods and the full $4.8 million was included in the fiscal nine months ended September 28, 2025, as if the acquisition had occurred at the beginning of fiscal year 2025.

This information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisition been completed at that date, nor is it indicative of future results of operations.

8.Goodwill
Changes in the carrying amount of goodwill of each of the Company’s reportable segments were as follows (in thousands):

	U.S. Gas	Canadian Operations(1)	Union Electric (2)	Non-Union Electric	Total
Balances as of December 28, 2025	$58,160	$113,690	$56,499	$167,322	$395,671
Effect of exchange rate changes	—	(3,861)	—	—	(3,861)
Additions from JJ White acquisition	—	—	27,827	—	27,827
Measurement period adjustment	—	1,683	—	—	1,683
Balances as of September 27, 2026	$58,160	$111,512	$84,326	$167,322	$421,320
(1)Net of accumulated impairment of $10.8 million as of September 27, 2026 and December 28, 2025.
(2)Net of accumulated impairment of $391.1 million as of September 27, 2026 and December 28, 2025.

9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 27, 2026	December 28, 2025
Accrued compensation	$117,787	$90,569
Other accrued expenses	79,116	56,881
Accrued insurance	32,163	18,135
Book overdrafts	13,384	19,379
Accrued expenses and other current liabilities	$242,450	$184,964

10.Long-Term Debt
Long-term debt, including outstanding amounts on the Company’s line of credit, consisted of the following (in thousands):

	September 27, 2026		December 28, 2025
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value (1)
Borrowings under revolving line of credit	$178,645	$178,563	$91,201	$91,173
Term loans under loan facility	616,000	617,669	616,000	617,799
Total loan facility	794,645	796,232	707,201	708,972
Equipment loans:
1.75%, due March 2027	1,133	1,120	2,815	2,768
1.75%, due March 2027	2,645	2,612	6,568	6,458
2.96%, due March 2027	2,670	2,638	6,601	6,531
3.27%, due March 2027	3,147	3,113	7,799	7,737
3.40%, due March 2027	1,884	1,863	4,252	4,220
3.51%, due March 2027	3,778	3,737	8,522	8,465
Other equipment loans	3,745	3,707	4,660	4,843
Total long-term debt	$813,647	$815,022	$748,418	$749,994
Current portion of long-term debt	(16,321)		(29,543)
Unamortized discount and debt issuance costs	(9,562)		(10,803)
Long-term debt, net of current portion	$787,764		$708,072
(1)Fair values as of September 27, 2026 and December 28, 2025 were determined using discount rates commensurate with the Company’s credit rating.

On August 27, 2021, the Company entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility. On July 9, 2025, the Company signed the sixth amendment to its second amended and restated credit agreement to refinance and replace in full the existing term loan facility with an $800 million term loan facility, $93.6 million of which was comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans. This amendment also increased the maximum principal amount of the senior secured revolving credit facility from $400 million to $450 million. On January 12, 2026, the Company entered into the seventh amendment to its amended and restated credit agreement, which (i) repriced the term loan, (ii) decreased the fixed margin for secured overnight financing rate (“SOFR”) loans from 2.25% to 2.00% and (iii) decreased the fixed margin for base rate loans from 1.25% to 1.00%. This multi-currency facility allows the Company to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The Company’s term loan facility is set to mature on July 9, 2032, and the revolving credit facility is set to mature on July 9, 2030.

The obligations under the amended and restated credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of the Company, substantially all of the tangible and intangible personal property of each borrower, and all products, profits, and proceeds of the foregoing. The Company’s assets securing the amended and restated credit agreement as of September 27, 2026 totaled $2.6 billion. The amended and restated credit agreement contains restrictive covenants, including a restriction on dividend payments with an available amount generally defined as $65.0 million plus 50% of the Company’s consolidated net income since the beginning of the third fiscal quarter of 2025 adjusted for certain items, such as parent capital contributions, redeemable noncontrolling interest payments, and dividend payments, among other adjustments, as applicable.

The applicable margin for the revolving credit facility ranges from 1.25% to 2.25% for SOFR and Canadian Overnight Repo Rate Average (“CORRA”) loans and from 0.25% to 1.25% for base rate loans, depending on the Company’s net leverage ratio. The term loan facility has a fixed margin of 1.00% for base rate loans and 2.00% for SOFR loans. The table below summarizes the weighted average interest rates on the term loan facility and revolving credit facility as of September 27, 2026 and December 28, 2025:

	September 27, 2026	December 28, 2025
Term loan facility	5.76%	6.12%
Revolving credit facility	4.98%	4.54%

The Company was required to maintain a leverage ratio of 4.50 to 1.00 for fiscal quarters ending prior to September 30, 2026, and is required to maintain a leverage ratio of 4.00 to 1.00 for quarters ending on or after September 30, 2026. The Company is also required to maintain an interest coverage ratio of greater than a minimum of 2.50 to 1.00.
As of September 27, 2026, the Company was in compliance with all of the financial covenants under the revolving credit facility. The Company is required to pay a commitment fee on the unused portion of the commitments which ranges from 0.15% to 0.35% per annum, depending on the Company’s net leverage ratio.

As of September 27, 2026 and December 28, 2025, the Company had borrowings outstanding of $0.8 billion and $0.7 billion, respectively, under its amended and restated credit agreement. The amount available under the revolving line of credit is further reduced by the amount of any outstanding letters of credit issued by the Company under the agreement. Accordingly, there was $220.7 million of unused capacity on the revolving line of credit as of September 27, 2026, net of outstanding letters of credit. The Company had $74.3 million of unused letters of credit available as of September 27, 2026 and $68.6 million as of December 28, 2025. Debt issuance costs associated with the Company’s line of credit are amortized over the term of the related line of credit. As of September 27, 2026 and December 28, 2025, there was $2.4 million and $2.9 million, respectively, in debt issuance costs recorded in other assets on the condensed consolidated balance sheets.

As of September 27, 2026, the Company had $55.4 million of surety-backed letters of credit issued outside of its amended and restated credit agreement.

Debt issuance costs associated with the Company’s term loan facility are amortized over the term of the related debt, which approximates the effective interest method. As of September 27, 2026 and December 28, 2025, debt issuance costs of $9.6 million and $10.8 million, respectively, were recorded as a reduction to long-term debt on the condensed consolidated balance sheets.

Amortization expense related to debt issuance costs is recorded as a component of interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs was $0.6 million and $0.7 million for the fiscal three-month periods ended September 27, 2026 and September 28, 2025, respectively. During the fiscal nine months ended September 27, 2026 and September 28, 2025, amortization of debt issuance costs was $1.7 million and $3.1 million, respectively.

As of September 27, 2026, the Company had six U.S. equipment term loans with initial amounts totaling approximately $150.0 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

The fair value of the Company’s debt as of September 27, 2026 and December 28, 2025 was $0.8 billion and $0.7 billion, respectively. The carrying value of the Company’s revolving credit facility approximates fair value given interest rates on the revolving credit facility approximate market rates, and draws on the revolving credit facility are typically paid back in a short period of time. The fair values of the Company’s term loan facility and equipment loans were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.

11.Leases
The Company has operating and finance leases for corporate and field offices, equipment yards, construction equipment and transportation vehicles. The Company is currently not a lessor in any significant lease arrangements. The Company’s leases have remaining lease terms of up to 12 years. Some of these leases include options to extend, generally for optional terms of up to five years, and some leases include options to terminate within one year. The equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. The occurrence of these variable payments is not probable under the Company’s current operating environment and has not been included in consideration of lease payments. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised, or unless it is reasonably certain that the equipment or property will be leased for greater than 12 months. Due to the seasonality of the Company’s operations, expense for short-term leases will fluctuate throughout the year with higher expense typically incurred during the periods when revenue is the greatest. As of September 27, 2026, the Company did not have any significant executed lease agreements that had not yet commenced.

The components of lease expense were as follows (in thousands):

		Fiscal Three Months Ended		Fiscal Nine Months Ended
Lease cost	Classification	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Operating lease cost	Cost of revenue and selling, general and administrative expenses	$13,178	$6,775	$35,178	$19,777
Finance lease cost:
Amortization of ROU assets	Depreciation (1)	1,203	1,509	3,841	4,906
Interest on lease liabilities	Interest expense, net	177	217	557	729
Total finance lease cost		1,380	1,726	4,398	5,635
Short-term lease cost (2)	Cost of revenue and selling, general and administrative expenses	53,570	35,475	130,881	84,536
Total lease cost		$68,128	$43,976	$170,457	$109,948
(1)Depreciation is included within cost of revenue in the accompanying condensed consolidated statements of operations.
(2)Short-term lease cost includes both leases and rentals with initial terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,924	$19,528
Operating cash flows from finance leases	$557	$729
Financing cash flows from finance leases	$5,771	$7,452
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$63,800	$18,535
Finance leases	$1,383	$—
Supplemental information related to leases was as follows:

	September 27, 2026	December 28, 2025
Weighted average remaining lease term (in years):
Operating leases	5.62	6.17
Finance leases	2.20	2.52

Weighted average discount rate:
Operating leases	6.13%	5.74%
Finance leases	5.24%	4.98%

The following is a schedule of maturities of lease liabilities as of September 27, 2026 (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended:
Remainder of 2026	$13,561	$1,984
2027	52,886	6,531
2028	48,889	2,593
2029	43,804	1,209
2030	40,751	546
Thereafter	62,463	—
Total lease payments	262,354	12,863
Less: Amount of lease payments representing interest	(40,355)	(771)
Total	$221,999	$12,092
Certain leases require the Company to pay variable property taxes, insurance and maintenance costs that have been excluded from the minimum lease payments presented in the above tables because they are variable in nature.

During the fiscal three months ended September 27, 2026, the Company entered into sale-leaseback transactions for certain of its machinery and equipment. These sales generated $18.7 million in proceeds and resulted in the addition of operating lease right-of-use assets and lease liabilities of approximately $15.1 million. The Company recorded a net gain of $1.9 million as a result of these transactions. The leases carry terms of 4 to 7 years.

12.Income Taxes
The Company’s current quarter provision for income taxes was prepared using the annual effective tax rate adjusted to remove discrete items, as those items will impact the quarter in which those items were reflected. The Company’s effective tax rate for the fiscal three months ended September 27, 2026 and September 28, 2025 was 44.7% and 78.9%, respectively, and for the fiscal nine months ended September 27, 2026 and September 28, 2025 was 46.1% and (14.4%), respectively.

For the fiscal three months ended September 27, 2026, discrete tax items impacting the effective tax rate were primarily due to acquisition and severance costs (the majority of both were not deductible). For the fiscal nine months ended September 27, 2026, discrete tax items impacting the effective tax rate were primarily due to the City of Chicago reversal and strategy implementation costs, as well as acquisition costs and severance costs (the majority of both were not deductible). For the fiscal three and nine months ended September 28, 2025, discrete tax items impacting the effective tax rate were primarily due to fees incurred in refinancing our debt and fees incurred in separating from Southwest Gas Holdings. Effective tax rates for all periods were impacted by U.S. tax on certain earnings of our foreign operations under the global intangible low-taxed income (“GILTI”) provisions of the Internal Revenue Code and the disproportionate amount of non-deductible expenses in relation to income (loss) before income taxes.

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

There were no unrecognized tax benefits recorded relating to uncertain tax positions as of September 27, 2026 or December 28, 2025.

As of September 27, 2026, with certain exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian examinations for years before fiscal year 2019.

13.Supplemental Cash Flow Disclosures
The following table represents the Company’s supplemental cash flow information related to interest and cash taxes paid (in thousands):

	Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025
Supplemental disclosure of cash flow information:
Interest paid	$36,459	$50,088
Income taxes paid, net of refunds	$11,242	$3,038

Non-cash lease activity is disclosed in “Note 11 — Leases.” The following table represents the Company’s non-cash investing activity (in thousands):

	Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025
Non-cash investing activities:
Accrued capital expenditures	$4,209	$4,817
Accrued Connect acquisition consideration (1)	$2,102	$—
(1)Represents approximately $0.7 million that is expected to be paid within the next fiscal quarter pursuant to working capital and other adjustments, as well as $1.4 million in non-current liabilities which is offset by restricted cash.

Following is a reconciliation of the cash-related captions in the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025
Condensed consolidated balance sheets:
Cash and cash equivalents	$42,045	$16,133
Restricted cash included in other assets	1,380	—
Cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows	$43,425	$16,133

14.Related Parties
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

Related Party Transactions

The Company performs various construction services for Southwest Gas Corporation, a wholly owned subsidiary of Southwest Gas Holdings. The following table represents the Company’s revenue in dollars and as a percentage of total revenue as well as gross profit in dollars and as a percentage of total gross profit relating to contracts with Southwest Gas Corporation (in thousands):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	September 27, 2026		September 28, 2025		September 27, 2026		September 28, 2025
Revenue	$39,239	3%	$24,816	3%	$92,442	3%	$72,025	3%
Gross Profit	$4,075	4%	$1,658	2%	$6,060	3%	$5,279	3%

As of September 27, 2026 and December 28, 2025, approximately $22.6 million (4%) and $11.9 million (4%) of the Company’s accounts receivable, respectively, and $1.6 million and $0.7 million of contract assets, respectively, were related to contracts with Southwest Gas Corporation. There were $3.8 million of contract liabilities as of September 27, 2026 and no significant contract liabilities as of December 28, 2025 that related to contracts with Southwest Gas Corporation.

Agreements Related to the Separation from Southwest Gas Holdings

In connection with the Company’s IPO and separation from Southwest Gas Holdings, the Company previously entered into a Separation Agreement, Tax Matters Agreement, and Registration Rights Agreement with Southwest Gas Holdings. Following Southwest Gas Holdings’ disposition of its remaining ownership interest in the Company on September 5, 2025, many provisions of these agreements, including Southwest Gas Holdings’ governance rights and registration rights, have terminated or are no longer applicable.

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
Tax Assets allocated to the Company remain subject to true‑up until after Southwest Gas Holdings files its U.S. federal and applicable state income tax returns for tax year 2025. Any future changes resulting from the true‑up process will be reflected in the Company’s condensed consolidated statements of operations. There were no changes during the fiscal nine months ended September 27, 2026.
Riggs Distler Noncontrolling Interest

In November 2021, certain members of management of Riggs Distler & Company, Inc. (“Riggs Distler”), a subsidiary of the Company, acquired a 1.42% interest in Drum Parent LLC (“Drum”), the parent company of Riggs Distler. The remaining noncontrolling interest in Drum outstanding as of September 27, 2026 was 0.80%.

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

On April 20, 2026, the Circuit Court entered an interlocutory memorandum opinion and order (the “Order”) addressing some, but not all, of NPL’s claims, with the remaining claims requiring later briefing and argument. Following further legal analysis of the Order, the Company disagrees with the Order and intends to continue to vigorously pursue this matter; however, based on the information available at this time, the Company reassessed its estimate of variable consideration under the contract in accordance with ASC 606 and reversed revenue of $9.0 million in the second fiscal quarter of 2026.

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

The Company is the plaintiff in legal proceedings initiated during the fiscal three months ended September 27, 2026 against certain competitors and former operating company employees of the Company. In these lawsuits, the Company is seeking damages and injunctive relief for alleged breaches of restrictive covenants, breach of fiduciary duties, tortious interference, misappropriation of trade secrets, and related claims. The Company alleges that the competitors and former operating company employees diverted work crews, other personnel and future business to competing ventures, among other misconduct. In connection with these matters, the Company is incurring professional fees for litigation and investigation activities and employee retention expenses. These matters are at an early stage. Because litigation is inherently uncertain, the Company cannot predict the duration, total costs, or potential outcome related to the proceedings.

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

Concentration of Credit Risk

The Company provides full-service utility infrastructure services to various customers, primarily utility companies that are located throughout the U.S. and Canada. The Company is subject to concentrations of credit risk related primarily to its revenue and accounts receivable and contract asset positions with customers, which is defined as greater than or equal to 10% of the Company’s consolidated balances. No customers accounted for more than 10% of revenue during the fiscal three or nine months ended September 27, 2026 or the fiscal three or nine months ended September 28, 2025. As of September 27, 2026 and December 28, 2025, one Non-Union Electric segment customer had a combined accounts receivable and contract assets balance above 10% of the consolidated accounts receivable and contract assets balance, which was $151.5 million and $131.9 million, respectively, or approximately 15% and 19%, respectively, of the consolidated balance of these accounts.

The Company primarily uses two financial banking institutions. The Company’s cash on deposit with these financial institutions exceeded the federal insurability limits as of September 27, 2026. The Company believes its cash and cash equivalents are managed by high credit quality financial institutions.

Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds. These bonds provide a guarantee that the Company will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments under the bond, and the Company must reimburse the surety for any expenses or outlays it incurs. The Company may also be required to post letters of credit as collateral in favor of the sureties, which would reduce the borrowing availability under its revolving credit facility. As of September 27, 2026, the Company was not aware of any outstanding material obligations for payments related to these bond obligations.

Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of the Company’s bonded operating activity. As of September 27, 2026, the estimated total amount of outstanding performance and payment bonds was approximately $907.0 million. The Company’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $366.6 million as of September 27, 2026.

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

16.Stock-Based Compensation

The Company maintains a stock-based compensation plan, which authorizes the granting of various equity-based incentives, including restricted stock units (“RSUs”) and performance stock units (“PSUs”). Stock-based compensation expense is amortized on a straight-line basis over the service period, which is generally the vesting period. The fair value of the Company’s RSU and PSU awards is measured at the market price of the Company’s common stock on the grant date. PSUs are earned based on the achievement of certain performance metrics in relation to a set target, and stock compensation expense may fluctuate based on the forecasted achievement prior to vesting or actual achievement of these target metrics upon vesting.

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

Non-cash stock-based compensation expense totaled approximately $2.2 million and $2.1 million for the fiscal three-month periods ended September 27, 2026 and September 28, 2025, respectively, and totaled approximately $8.5 million and $5.9 million for the fiscal nine-month periods ended September 27, 2026 and September 28, 2025, respectively.

The table below summarizes activity related to the Company’s stock-based compensation plans during the fiscal nine-month periods ended September 27, 2026 and September 28, 2025.

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value (Per Unit)	Shares	Weighted Average Grant Date Fair Value (Per Unit)
As of December 29, 2024	342,679	$20.40	—	N/A
Granted	706,600	$17.96	117,621	$17.71
Vested	(131,633)	$25.17	—	N/A
Forfeited	(42,646)	$16.70	(2,425)	$16.48
As of September 28, 2025	875,000	$17.89	115,196	$17.74

As of December 28, 2025	864,387	$17.87	110,292	$17.71
Granted	493,587	$30.38	523,610	$31.59
Vested	(275,684)	$17.46	—	N/A
PSUs converted to RSUs (1)	112,870	$17.75	(107,440)	$17.75
Forfeited	(197,140)	$21.63	(122,460)	$31.27
As of September 27, 2026	998,020	$23.42	404,002	$31.58
(1)PSUs granted under the Company’s 2025 Omnibus Incentive Plan were initially measured assuming target achievement of the applicable performance goals. One‑third of the total units were eligible to be earned based on performance for the fiscal year ended December 28, 2025. Following certification of performance results for this one-year period, earned units were converted into RSUs based on the certified level of achievement (105.1% of target), as only the passage of time remains.

As of September 27, 2026, total unearned compensation related to our common stock RSUs and PSUs was approximately $16.5 million and $10.1 million, respectively. These amounts are expected to be recognized over a weighted average period of approximately 1.5 years and 2.1 years, respectively.

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

We use a 52/53-week fiscal year that ends on the Sunday closest to the end of the calendar year. Unless otherwise stated, references to months and quarters throughout relate to fiscal months and quarters rather than calendar months and quarters. The first fiscal nine months of 2026 and 2025 ended on September 27, 2026 and September 28, 2025, respectively, and each period had 39 weeks. The third fiscal quarters of 2026 and 2025 each had 13 weeks.
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
Acquisitions
In November 2025, we completed the acquisition of all of the equity interests in Connect Utility Services Corporation (“Connect”), a Canadian electric utility services provider. Connect’s results are included in our Canadian Operations segment.

On July 20, 2026, we completed the acquisition of all of the equity interests in JJ White, Inc. (“JJ White”), a

Pennsylvania-based provider of industrial and commercial construction and maintenance services, for an estimated $58.0 million in total cash consideration. Total consideration reflects net working capital adjustments and other post-closing adjustments from the $62.0 million base purchase price. The acquisition of JJ White expanded our core union electric capabilities across the Northeast and Midwest. JJ White’s results are included in our Union Electric segment.

Factors Affecting Our Results of Operations
Our financial results may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, regulatory or environmental influences, seasonality and severe weather events, rising interest rates, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources. Additionally, our results are impacted by fluctuations in the capital expenditure and maintenance budgets of our customers, which are subject to overall economic conditions; regulatory changes, such as the adoption of new laws or changes to permitting requirements; the introduction of new technologies; and our customers’ capital resources, financial performance, and strategic plans. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.
During the second fiscal quarter of 2026, we reversed $9.0 million in revenue related to a legacy contract with the City of Chicago (the “City of Chicago reversal”) within our U.S. Gas segment upon completing our initial analysis of a court order entered on April 20, 2026, which required us to reassess our estimates of variable consideration under the legacy contract in accordance with ASC 606. This reversal decreased gross profit by the same amount, resulted in a $2.3 million tax benefit and reduced net income by $6.7 million. Refer to “Note 15 — Commitments and Contingencies — Legal Proceedings” to the financial statements for further details.
Market Outlook and Trends
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

We regularly evaluate the impact of macroeconomic conditions on our business. During the fiscal nine months ended September 27, 2026, rising fuel, labor and material costs negatively impacted our results of operations where the timing and extent of cost recovery did not fully offset these increases. While we attempt to mitigate the impact of commodity price increases through our bid processes and price escalation provisions with our customers, our operating expenses and margins may continue to be negatively impacted if commodity prices remain at or exceed current levels.
During the first and second fiscal quarters of 2026, we incurred increased costs to scale up our field workforce in response to increased demand. While these costs moderated during the third fiscal quarter of 2026, we expect our labor-related costs will continue to be impacted by our investments in attracting and retaining skilled labor in this highly competitive environment for utility infrastructure services.
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
Demand for Services
Seasonality and severe weather events. The seasonal nature of the industry we serve affects demand for our services. Generally, our revenue is lowest during the first fiscal quarter of the year due to less favorable winter weather and related working conditions in many of the areas where we perform work. Revenue typically improves as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, we may be engaged to perform restoration activities related to above-ground utility infrastructure, which typically results in higher margins due to higher equipment utilization and the absorption of fixed costs. Alternatively, these severe weather events can also delay projects, negatively impacting our results of operations. Severe weather events and the related impacts on our performance and results are not solely within the control of management and cannot always be predicted or mitigated.
Energy prices. Fluctuations in market prices for oil, gas and other energy sources can impact demand for our services. Such fluctuations can affect the level of activity in energy generation projects as well as pipeline construction projects. The availability of transportation and transmission capacity can also impact demand for our services, including energy generation, electric grid and pipeline construction projects.

Competition. The highly competitive nature of our industry can result in changes in the levels of activity, project mix and moreover the profitability of the services we provide. We compete with a number of regional and national utility infrastructure services companies for contracts and labor, and competitors may be awarded work that we seek, which could reduce our revenue and utilization levels.

Regulatory environment. Our results are affected by changes in the regulatory environment, including changes in energy and environmental laws, utility rate-making and capital recovery decisions, and permitting and approval timelines. These changes may create opportunities that increase demand for our services or, alternatively, may delay, reduce or increase the cost of customer projects, and we cannot predict their timing or effect on our results of operations. For example, utilities continue to implement or modify system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in multi-year utility system replacement programs throughout the U.S., and we believe that we are well-positioned to serve the increased demand resulting from these programs. Additionally, customer investment in data center-related infrastructure intended to support the related increasing power demands represents a growing opportunity for us. Our ability to capitalize on these opportunities will depend in part on the pace of permitting and regulatory approval of these projects by our customers, which may be affected by, among other factors, developments at the federal, state and local levels in legislative, regulatory and community initiatives with respect to data centers or a slowdown, reprioritization or technological shift in artificial intelligence-related capital spending, which spending is currently driving demand for data centers. Postponement or a reduction in the scope of customer projects could affect the timing of our revenue and our results of operations. Our backlog includes data center-related projects only when we believe the applicable customer budgets have been approved and required permitting has been obtained.

Sustainability initiatives. Our services support customers’ environmental goals, such as reducing methane emissions from pipeline leaks through pipe repair and replacement, hardening electric infrastructure to prevent damage from storms or otherwise, and assisting gas and electric customers with their renewable and sustainable energy infrastructure initiatives. We believe that we are well-positioned to support growing customer attention in achieving environmental objectives through infrastructure construction and maintenance.
Project Variability
Margins for our projects may vary from period to period due to changes in the volume or type of work performed and the pricing structure of our projects. Additionally, factors such as site conditions, project location, competition for skilled craft labor, labor shortages, weather events, environmental restrictions, regulatory delays, protests, political activity, legal challenges, or the performance of third parties may adversely impact our project performance.

In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can impact our results of operations.
Inflation
Under the terms of a majority of our MSAs and other customer agreements, materials used in our utility infrastructure service activities are specified, purchased and supplied by customers. However, our operations are affected by increases in prices, whether caused by inflation, tariffs, rising interest rates or other economic factors. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials not purchased by customers through price escalation provisions that allow us to adjust billing rates for certain major contracts annually; by considering the estimated effect of such increases when bidding or pricing new work; or by entering into back-to-back contracts with suppliers and subcontractors. However, the annual adjustment provided by certain contracts is typically subject to a cap and there can be an extended period of time between the impact of inflation on our costs and when billing rates are adjusted. Our actual costs at times can exceed the contractual caps, and therefore negatively impact our operations. Additionally, rising interest rates on our variable-rate debt could have a negative effect on our business, financial condition and results of operations. Excluding fuel, our results for the third fiscal quarter of 2026 were not significantly impacted by increases in prices, including due to tariffs implemented by the Trump Administration.
Backlog
Backlog as of September 27, 2026 was approximately $6.2 billion, with approximately 81% of backlog related to MSAs. Backlog represents contracted revenue on existing bid agreements as well as estimates of revenue to be realized over the contractual life of existing long-term MSAs. The contractual life of an MSA is defined as the stated length of the contract including any renewal options stated in the contract that we believe our customers are reasonably certain to execute.
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

Results of Operations

Our results of operations, on a consolidated basis and by segment, for the fiscal three- and nine-month periods ended September 27, 2026 and September 28, 2025 are set forth and compared below.

Fiscal three months ended September 27, 2026 compared to the fiscal three months ended September 28, 2025

The following table summarizes our consolidated results of operations for the fiscal three months ended September 27, 2026, and September 28, 2025, including as a percentage of revenue, as well as the dollar and percentage change period-over-period.

	Fiscal Three Months Ended				Change
(dollars in thousands)	September 27, 2026		September 28, 2025		$	%
Revenue, net	$1,192,048	100.0%	$850,044	100.0%	$342,004	40.2%
Cost of revenue (including depreciation)	1,078,657	90.5%	772,084	90.8%	306,573	39.7%
Gross profit	113,391	9.5%	77,960	9.2%	35,431	45.4%
Selling, general and administrative expenses	44,294	3.7%	34,960	4.1%	9,334	26.7%
Amortization of intangible assets	8,066	0.7%	6,685	0.8%	1,381	20.7%
Operating income	61,031	5.1%	36,315	4.3%	24,716	68.1%
Interest expense, net	13,227	1.1%	26,205	3.1%	(12,978)	(49.5%)
Other (income) expense, net	(935)	(0.1%)	78	0.0%	(1,013)	NM
Income before income taxes	48,739	4.1%	10,032	1.2%	38,707	385.8%
Income tax expense	21,810	1.8%	7,918	1.0%	13,892	175.4%
Net income	26,929	2.3%	2,114	0.2%	24,815	1,173.8%
Net income attributable to noncontrolling interests	59	0.0%	15	0.0%	44	293.3%
Net income attributable to common stock	$26,870	2.3%	$2,099	0.2%	$24,771	1,180.1%
NM — Percentage is not meaningful

Revenue and Gross Profit

The following table summarizes our revenue and gross profit for the periods indicated by segment as well as the dollar and percentage change from the prior year period. Gross profit margins are calculated by dividing gross profit by revenue. The discussion that follows highlights key revenue changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue.

	Fiscal Three Months Ended				Change
(dollars in thousands)	September 27, 2026		September 28, 2025		$	%
Revenue:
U.S. Gas	$576,046	48.3%	$412,407	48.5%	$163,639	39.7%
Canadian Operations	98,498	8.3%	74,153	8.8%	24,345	32.8%
Union Electric	354,001	29.7%	214,499	25.2%	139,502	65.0%
Non-Union Electric	175,372	14.7%	148,985	17.5%	26,387	17.7%
Eliminations	(11,869)	(1.0%)	—	—%	(11,869)	NM
Consolidated revenue	$1,192,048	100.0%	$850,044	100.0%	$342,004	40.2%
Gross profit:
U.S. Gas	$47,480	8.2%	$31,650	7.7%	$15,830	50.0%
Canadian Operations	19,275	19.6%	16,218	21.9%	3,057	18.8%
Union Electric	31,423	8.9%	19,490	9.1%	11,933	61.2%
Non-Union Electric	15,213	8.7%	10,602	7.1%	4,611	43.5%
Consolidated gross profit	$113,391	9.5%	$77,960	9.2%	$35,431	45.4%
NM — Percentage is not meaningful
•Revenue from our U.S. Gas segment totaled $576.0 million for the fiscal three months ended September 27, 2026, reflecting an increase of $163.6 million, or 39.7%, compared to the prior year period, primarily driven by new bid and MSA contracts. We also experienced additional volumes on existing MSAs during the current three-month period. As a percentage of revenue, gross profit increased to 8.2% in the current three-month period from 7.7% in the prior year three-month period, benefiting from increased productivity of crews and more efficient utilization of fixed overhead due to increased volumes.

•Revenue from our Canadian Operations segment totaled $98.5 million for the fiscal three months ended September 27, 2026, reflecting an increase of $24.3 million, or 32.8%, compared to the prior year three-month period. This increase was driven by the acquisition of Connect, which contributed approximately $26.1 million in revenue and $3.8 million in gross profit in the current year three-month period. As a percentage of revenue, gross profit decreased to 19.6% in the current three-month period as compared to 21.9% in the prior year three-month period, primarily due to the acquisition of Connect, which realizes slightly lower margins than the segment's legacy gas operations.

•Revenue from our Union Electric segment totaled $354.0 million for the fiscal three months ended September 27, 2026, reflecting an increase of $139.5 million, or 65.0%, compared to the prior year period. This increase was driven primarily by the acquisition of JJ White and an increase in industrial and electric bid revenue. JJ White contributed approximately $86.4 million in revenue and $7.6 million in gross profit during the current year period. As a percentage of revenue, gross profit decreased to 8.9% in the current period compared to 9.1% in the prior year period.

•Revenue from our Non-Union Electric segment totaled $175.4 million for the fiscal three months ended September 27, 2026, reflecting an increase of $26.4 million, or 17.7%, compared to the prior year period. Storm restoration services revenue increased by $18.5 million and the related gross profit increased $5.1 million between periods. As a percentage of revenue, Non-Union Electric gross profit increased to 8.7% in the current period compared to 7.1% in the prior year period driven by the profitability of storm restoration work.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.3 million, or 26.7%, in the fiscal three months ended September 27, 2026 compared to the prior year three-month period, while decreasing as a percentage of revenue. Within selling, general and administrative expenses in the current three-month period, we incurred $3.4 million in acquisition costs, $3.2 million in severance, and $1.7 million in strategy implementation and other non-recurring professional fees. In the prior year three-month period, we incurred $2.3 million in non-recurring separation costs. Newly acquired companies also contributed $1.4 million in incremental selling, general and administrative expenses in the current year period. The remainder of the increase between periods was attributable to increased compensation, insurance costs, professional fees, and other general overhead costs.
Interest Expense, Net

The decrease of $13.0 million in interest expense, net in the fiscal three months ended September 27, 2026 compared to the prior year three-month period was primarily due to the $8.3 million in costs related to the refinance of our credit facility included in the prior year three-month period. Additionally, we maintained a lower average debt balance in the current year three-month period, and incurred lower interest rates on outstanding variable-rate borrowings as compared to the prior year three-month period.

Income Tax

Our effective tax rate for the fiscal three months ended September 27, 2026 and September 28, 2025 was 44.7% and 78.9%, respectively. For the current year period, discrete tax items impacting the current year period effective tax rate were primarily due to acquisition costs and severance costs (the majority of both were not deductible). Discrete tax items impacting the prior year period effective tax rate were primarily due to fees incurred in refinancing our debt and fees incurred in separating from Southwest Gas Holdings. Effective tax rates for both periods were impacted by the effect of U.S. tax on certain earnings of our foreign operations under the global intangible low-taxed income (“GILTI”) provisions of the Internal Revenue Code and the disproportionate amount of non-deductible expenses in relation to income before income taxes.

Fiscal nine months ended September 27, 2026 compared to fiscal nine months ended September 28, 2025

The following table summarizes our consolidated results of operations for the fiscal nine-month periods ended September 27, 2026 and September 28, 2025, including as a percentage of revenue, as well as the dollar and percentage change between fiscal years.

	Fiscal Nine Months Ended				Change
(dollars in thousands)	September 27, 2026		September 28, 2025		$	%
Revenue, net	$2,877,208	100.0%	$2,124,177	100.0%	$753,031	35.5%
Cost of revenue (including depreciation)	2,658,917	92.4%	1,958,088	92.2%	700,829	35.8%
Gross profit	218,291	7.6%	166,089	7.8%	52,202	31.4%
Selling, general and administrative expenses	114,228	4.0%	90,294	4.3%	23,934	26.5%
Amortization of intangible assets	23,625	0.8%	20,034	0.9%	3,591	17.9%
Operating income	80,438	2.8%	55,761	2.6%	24,677	44.3%
Interest expense, net	37,769	1.3%	62,314	2.9%	(24,545)	(39.4%)
Other (income) expense, net	(1,116)	0.0%	205	0.0%	(1,321)	NM
Income (loss) before income taxes	43,785	1.5%	(6,758)	(0.3%)	50,543	NM
Income tax expense	20,193	0.7%	973	0.1%	19,220	1,975.3%
Net income (loss)	23,592	0.8%	(7,731)	(0.4%)	31,323	NM
Net income attributable to noncontrolling interests	150	0.0%	54	0.0%	96	177.8%
Net income (loss) attributable to common stock	$23,442	0.8%	$(7,785)	(0.4%)	$31,227	NM
NM — Percentage is not meaningful

Revenue and Gross Profit

The following table summarizes our revenue and gross profit for the periods indicated by segment, as well as the dollar and percentage change from the prior year period. Gross profit margins are calculated by dividing gross profit by revenue. The discussion that follows highlights key revenue changes at the segment level. Changes in gross profit correspond with the discussed changes in revenue.

	Fiscal Nine Months Ended				Change
(dollars in thousands)	September 27, 2026		September 28, 2025		$	%
Revenue:
U.S. Gas	$1,350,065	46.9%	$946,935	44.6%	$403,130	42.6%
Canadian Operations	239,964	8.3%	169,048	8.0%	70,916	42.0%
Union Electric	782,237	27.2%	572,206	26.9%	210,031	36.7%
Non-Union Electric	516,811	18.0%	435,988	20.5%	80,823	18.5%
Eliminations	(11,869)	(0.4%)	—	—%	(11,869)	NM
Consolidated revenue	$2,877,208	100.0%	$2,124,177	100.0%	$753,031	35.5%
Gross profit:
U.S. Gas	$61,792	4.6%	$43,218	4.6%	$18,574	43.0%
Canadian Operations	41,417	17.3%	32,782	19.4%	8,635	26.3%
Union Electric	69,852	8.9%	46,658	8.2%	23,194	49.7%
Non-Union Electric	45,230	8.8%	43,431	10.0%	1,799	4.1%
Consolidated gross profit	$218,291	7.6%	$166,089	7.8%	$52,202	31.4%
NM — Percentage is not meaningful
•Revenue from our U.S. Gas segment totaled $1,350.1 million in the fiscal nine months ended September 27, 2026, reflecting an increase of $403.1 million, or 42.6%, compared to the prior year period. This increase was driven by new bid and MSA contracts as well as increased MSA volumes on existing contracts. There was no change in gross profit as a percentage of revenue in the fiscal nine months ended September 27, 2026 from the prior year period. Profitability in the current year nine-month period was negatively impacted by the $9.0 million City of Chicago reversal. Excluding this reversal, profitability improved from the prior year nine-month period, primarily reflecting more efficient performance, partially offset by costs associated with scaling up new work and increased fuel costs.

•Revenue from our Canadian Operations segment totaled $240.0 million in the fiscal nine months ended September 27, 2026, reflecting an increase of $70.9 million, or 42.0%, compared to the prior year period. The increase was driven by the acquisition of Connect, which contributed approximately $71.6 million in revenue and $9.6 million in gross profit in the current year period. As a percentage of revenue, gross profit decreased to 17.3% in the fiscal nine months ended September 27, 2026 compared to 19.4% in the prior year period. This decrease was primarily driven by Connect, which realizes slightly lower margins than the segment's legacy gas operations.

•Revenue from our Union Electric segment totaled $782.2 million in the fiscal nine months ended September 27, 2026, reflecting an increase of $210.0 million, or 36.7%, compared to the prior year period. This increase was driven by the acquisition of JJ White and an increase in industrial and electric bid revenue. JJ White contributed approximately $86.4 million in revenue and $7.6 million in gross profit during the current year period. As a percentage of revenue, gross profit increased to 8.9% in the fiscal nine months ended September 27, 2026 compared to 8.2% in the prior year period. Gross profit margin for the current year period was positively impacted by a favorable change in estimated costs to complete on an offshore wind project that is nearing completion.

•Revenue from our Non-Union Electric segment totaled $516.8 million in the fiscal nine months ended September 27, 2026, reflecting an increase of $80.8 million, or 18.5%, compared to the prior year period. Storm restoration services revenue increased $21.7 million, and the related gross profit increased $2.3 million. As a percentage of revenue, gross profit decreased to 8.8% in the fiscal nine months ended September 27, 2026 compared to 10.0% in the prior year period, largely due to the elevated fuel costs and, to a lesser extent, ramp-up inefficiencies experienced on a new MSA in the first fiscal quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $23.9 million, or 26.5% in the fiscal nine months ended September 27, 2026, while decreasing slightly as a percentage of revenue. Within selling, general and administrative expenses in the current period, we incurred $4.8 million in acquisition costs, $3.3 million in strategy implementation and other non-recurring professional fees, and $3.2 million in severance for administrative positions. In the prior year period, we incurred $5.5 million in non-recurring separation-related costs and $1.4 million in non-recurring one-time professional fees.
Year-over-year, bonus and stock-based compensation increased approximately $5.9 million and salaries increased approximately $3.4 million in the fiscal nine months ended September 27, 2026 as compared to the prior year period. Additionally, newly acquired companies contributed approximately $2.8 million in incremental selling, general and administrative expenses in the current year period. We also experienced increased insurance costs, professional fees, and other general overhead costs.
Interest Expense, Net

Interest expense, net decreased by $24.5 million in the fiscal nine months ended September 27, 2026 compared to the prior year period due to a reduced average debt balance and lower interest rates on outstanding variable-rate borrowings. Additionally, the prior year period included $8.3 million in costs related to the refinance of our credit facility.

Income Tax

Our effective tax rate for the fiscal nine-month periods ended September 27, 2026 and September 28, 2025 was 46.1% and (14.4%), respectively. For the current year nine-month period, discrete tax items impacting the effective tax rate were primarily due to the City of Chicago reversal and strategy implementation costs, as well as acquisition costs and severance costs (the majority of both were not deductible). Discrete tax items impacting the prior year nine-month period effective tax rate were primarily due to fees incurred in refinancing our debt and fees incurred in separating from Southwest Gas Holdings. Effective tax rates for both periods were impacted by U.S. tax on certain earnings of our foreign operations under the global intangible low-taxed income (“GILTI”) provisions of the Internal Revenue Code and the disproportionate amount of non-deductible expenses in relation to income (loss) before income taxes.

Non-GAAP Financial Measures

We prepare and present our financial statements in accordance with GAAP. However, management believes that EBIT, Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Margin, Adjusted EBITDA Margin, and Adjusted Net Income, all of which are measures not presented in accordance with GAAP, provide investors with additional useful information in evaluating our performance. We use these non-GAAP measures internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparisons of results. Management also believes that providing these non-GAAP measures helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters. Because these non-GAAP measures, as defined, exclude some, but not all, items that affect comparable GAAP financial measures, these non-GAAP measures may not be comparable to similarly titled measures of other companies. Management believes that, due to the non-recurring nature of the previously reported City of Chicago reversal, its exclusion from certain non-GAAP financial measures provides investors with a better understanding of the current performance of the business.

EBIT is defined as earnings before interest and taxes. Adjusted EBIT is defined as EBIT, adjusted for (i) non-cash stock-based compensation, (ii) acquisition costs, (iii) separation-related costs, (iv) strategy implementation costs, (v) severance costs, (vi) other professional fees and (vii) the City of Chicago reversal. Adjusted EBITDA is defined as Adjusted EBIT, adjusted to remove depreciation and amortization. Adjusted EBIT Margin is defined as the percentage derived from dividing Adjusted EBIT by revenue. Adjusted EBITDA Margin is defined as the percentage derived from dividing Adjusted EBITDA by revenue.
Management believes that EBIT, Adjusted EBIT, and Adjusted EBITDA help investors gain an understanding of the factors affecting our ongoing cash earnings from which capital investments are made and debt is serviced, and that Adjusted EBIT and Adjusted EBITDA provide additional insight by removing certain expenses that are non-recurring or non-operational in nature. Management believes that Adjusted EBIT Margin and Adjusted EBITDA Margin are useful for the same reasons as Adjusted EBIT and Adjusted EBITDA, respectively, and also provide an additional understanding of how Adjusted EBIT and Adjusted EBITDA, respectively, are impacted by factors other than changes in revenue.
Adjusted Net Income is defined as net income (loss) adjusted for (i) separation-related costs, (ii) strategy implementation costs, (iii) severance costs, (iv) amortization of intangible assets, (v) other professional fees, (vi) City of Chicago reversal, (vii) loss on debt modification and extinguishment, (viii) non-cash stock-based compensation, (ix) acquisition costs and (x) the income tax impact of adjustments that are subject to tax, which is determined using the incremental statutory tax rates of the jurisdictions to which each adjustment relates for the respective periods. Management believes that Adjusted Net Income helps investors understand the profitability of our business when excluding certain expenses that are non-recurring and/or non-operational in nature.
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

As to certain of the items related to these non-GAAP measures: (i) non-cash stock-based compensation varies from period to period due to changes in the estimated fair value of performance-based awards, forfeitures and amounts granted; (ii) acquisition costs vary from period to period depending on the level of our acquisition activity; (iii) separation-related costs represent expenses incurred post-IPO in connection with the separation and stand up of Centuri as its own public company, including costs incurred in association with Southwest Gas Holdings’ sale of its holdings of our common stock, which are not reflective of our ongoing operations and will not recur given that Centuri is fully separated from Southwest Gas Holdings; (iv) strategy implementation costs represent non-recurring consulting fees incurred in connection with implementing the Company’s new long-term strategy announced on May 6, 2026; (v) severance costs related to non-recurring leadership restructuring; (vi) other professional fees are non-recurring costs associated with certain one-time events; (vii) the City of Chicago reversal relates to a non-recurring reversal of revenue on a legacy contract; and (viii) loss on debt modification and extinguishment represents non-recurring professional fees expensed as part of our credit facility refinance as well as the non-cash write-off of unamortized debt issuance costs associated with debt extinguishments. The most comparable GAAP financial measures and information reconciling the GAAP and non-GAAP financial measures are set forth below.

EBIT, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents reconciliations of net income (loss) to EBIT, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA and Adjusted EBITDA Margin for the specified periods:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(dollars in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	$26,929	$2,114	$23,592	$(7,731)
Interest expense, net	13,227	26,205	37,769	62,314
Income tax expense	21,810	7,918	20,193	973
EBIT	61,966	36,237	81,554	55,556
Non-cash stock-based compensation	2,232	2,143	8,543	5,893
Acquisition costs	3,430	—	4,826	—
Separation-related costs	—	2,343	—	5,518
Strategy implementation costs	1,036	—	2,712	—
Severance costs	3,745	—	3,745	—
Other professional fees	629	—	629	1,379
City of Chicago reversal	—	—	8,953	—
Adjusted EBIT	73,038	40,723	110,962	68,346
Depreciation expense	26,939	27,805	81,686	82,901
Amortization of intangible assets	8,066	6,685	23,625	20,034
Adjusted EBITDA	$108,043	$75,213	$216,273	$171,281
Adjusted EBIT Margin (% of revenue)	6.1%	4.8%	3.9%	3.2%
Adjusted EBITDA Margin (% of revenue)	9.1%	8.8%	7.5%	8.1%

Adjusted Net Income:

The following table presents reconciliations of net income (loss) to Adjusted Net Income for the specified periods:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(dollars in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	$26,929	$2,114	$23,592	$(7,731)
Separation-related costs	—	2,343	—	5,518
Strategy implementation costs	1,036	—	2,712	—
Severance costs	3,745	—	3,745	—
Amortization of intangible assets	8,066	6,685	23,625	20,034
Other professional fees	629	—	629	1,379
City of Chicago reversal	—	—	8,953	—
Loss on debt modification and extinguishment	—	8,240	—	8,240
Non-cash stock-based compensation	2,232	2,143	8,543	5,893
Acquisition costs	3,430	—	4,826	—
Income tax impact of adjustments(1)	(3,576)	(4,853)	(11,702)	(10,267)
Adjusted Net Income	$42,491	$16,672	$64,923	$23,066
(1)Calculated based on a blended statutory tax rate of 25%, except for certain nondeductible severance costs and acquisition costs.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary liquidity needs have historically related to supporting working capital requirements, funding capital expenditures and servicing our debt. As of September 27, 2026 and December 28, 2025, cash and cash equivalents were $42.0 million and $126.6 million, respectively. We believe our capital resources, including existing cash balances, together with our operating cash flows and borrowings under our credit facilities, are sufficient to meet our financial obligations for the next 12 months and the foreseeable future.

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
Cash Flows

The following table presents a summary of our cash flows:

	Fiscal Nine Months Ended
(dollars in thousands)	September 27, 2026	September 28, 2025
Net cash used in operating activities	$(42,630)	$(5,769)
Net cash used in investing activities	$(103,262)	$(64,161)
Net cash provided by financing activities	$61,801	$36,953
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
Net cash used in operating activities for the fiscal nine months ended September 27, 2026 was $42.6 million, compared to $5.8 million for the fiscal nine months ended September 28, 2025, representing a decrease in operating cash flows of $36.8 million. The year-over-year decrease primarily reflected increased working capital associated with revenue growth and the timing of customer billings and collections, partially offset by improved net income and increased advance billings from customers. The most significant factors were:

•Net income: Our net income improved $31.3 million from the prior year period.
•Accounts receivable and contract assets: Cash flow decreased $94.2 million, primarily reflecting higher accounts receivable and contract asset balances associated with revenue growth and the timing of billings and collections. This increase included certain bid projects for which billings are subject to completion of milestones and certain MSAs for which customer approval is contractually required before invoices can be issued. These requirements can result in a timing difference between revenue recognition and billing and collection, particularly during periods of higher work volumes. Partially offsetting this impact was the sale of an additional $40.0 million in accounts receivable under the Securitization Facility in the current year period.
•Contract liabilities: Cash flow increased $25.8 million, as certain new projects led to advance billings to customers.

Investing Activities

Net cash used in investing activities was $103.3 million in the fiscal nine months ended September 27, 2026 compared to $64.2 million for the fiscal nine months ended September 28, 2025, an increase of $39.1 million.

The construction industry is capital intensive, and we expect to continue to incur capital expenditures to meet anticipated needs for our services. For the fiscal nine months ended September 27, 2026 and September 28, 2025, we had capital expenditures of $70.8 million and $68.7 million, respectively.

These items were partially offset by proceeds from the sale of property and equipment of $22.5 million and $4.6 million for the fiscal nine-month periods ended September 27, 2026 and September 28, 2025, respectively. Proceeds from the sale of property and equipment for the fiscal nine months ended September 27, 2026 included approximately $18.7 million in proceeds from sale-leaseback transactions.
For the fiscal nine months ended September 27, 2026, cash outflows for acquisitions, net of cash acquired, was $53.0 million, $51.6 million of which related to the JJ White acquisition, with the remainder relating to post-closing adjustments on the Connect acquisition.
Financing Activities

Net cash provided by financing activities was $61.8 million for the fiscal nine months ended September 27, 2026, compared to $37.0 million for the fiscal nine months ended September 28, 2025, an increase of $24.8 million. The increase was primarily attributable to higher net borrowings on our credit facility, including borrowings used to fund the acquisition of JJ White.

Foreign Operations

While we primarily operate in the United States, we also have operations in Canada. Therefore, changes in the value of Canadian dollars affect our financial statements when translated into U.S. dollars. Revenue from our Canadian operations was approximately 8% of total revenue for both the fiscal nine-month periods ended September 27, 2026 and September 28, 2025. At times, we also enter into transactions in foreign currencies, primarily in Canadian dollars, that subject us to currency risks. We regularly monitor our foreign currency exposure to determine the most effective foreign currency risk mitigation strategies. Currently, we are not party to any foreign currency exchange contracts.

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
The obligations under our amended and restated credit agreement are secured by present and future ownership interests in substantially all of our direct and indirect subsidiaries, substantially all of our tangible and intangible personal property, and all products, profits and proceeds of the foregoing. Assets securing the facility totaled $2.6 billion as of September 27, 2026.

During the fiscal nine months ended September 27, 2026, the maximum amount outstanding on the combined facility was $796.4 million, at which point $616.0 million was outstanding on the term loan portion of the facility. As of September 27, 2026 and December 28, 2025, $178.6 million and $91.2 million, respectively, was outstanding on the revolving credit facility, in addition to $616.0 million that was outstanding on the term loan portion of the facility as of both September 27, 2026 and December 28, 2025. Also, as of September 27, 2026 and December 28, 2025, there was approximately $220.7 million and $302.4 million, respectively, net of outstanding letters of credit, of unused capacity under the line of credit. We had $74.3 million of unused letters of credit available as of September 27, 2026 and $68.6 million as of December 28, 2025.

We were required to maintain a leverage ratio of 4.50 to 1.00 for quarters ending prior to September 30, 2026, and are required to maintain a leverage ratio of 4.00 to 1.00 for quarters ending on or after September 30, 2026. We are also required to maintain an interest coverage ratio of greater than a minimum of 2.50 to 1.00. We are currently in compliance with all of our financial covenants under the revolving credit facility.
The applicable margin for our revolving credit facility ranges from 1.25% to 2.25% for SOFR and Canadian Overnight Repo Rate Average (“CORRA”) loans and from 0.25% to 1.25% for base rate loans, depending on our net leverage ratio. The term loan facility has a fixed margin of 1.00% for base rate loans and 2.00% for SOFR loans.

Accounts Receivable Securitization

On September 20, 2024, we entered into a three-year, $125.0 million Receivables Purchase Agreement (as amended, the “Securitization Facility”) with PNC Bank, National Association (“PNC”), as administrative agent, to improve cash flows from trade accounts receivable and to pay down our existing debt. In May 2026, we amended the Securitization Facility to, among other things, increase the capacity to $165.0 million. Under the Securitization Facility, certain of our designated subsidiaries have sold or contributed, and will continue to sell or contribute, their accounts receivable and contract assets generated in the ordinary course of their business and certain related assets to the indirect, wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) we created specifically for this purpose. The SPE transfers ownership and control of accounts receivable to PNC for payments as set forth in the agreement. We account for accounts receivable sold to the banking counterparty as a sale of financial assets and have derecognized the accounts receivable from our condensed consolidated balance sheet for the current period.
The total outstanding balance of accounts receivable that had been sold and derecognized was $165.0 million as of September 27, 2026. We had no unused capacity on the Securitization Facility as of September 27, 2026.
Equipment Term Loans

As of September 27, 2026, we had six U.S. equipment term loans with initial amounts totaling approximately $150.0 million, with certain owned equipment used as collateral. The loans are serviced in U.S. dollars.

Recently Issued Accounting Pronouncements

Refer to “Note 2 — Basis of Presentation and Recent Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions. A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2025 Annual Report. We are required to make estimates and judgments in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the fiscal nine months ended September 27, 2026, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the fiscal nine months ended September 27, 2026. Refer to “Quantitative and Qualitative Disclosures about Market Risk” within our 2025 Annual Report for information on financial market risk related to changes in interest rates and currency exchange rates. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.

For a discussion of our concentration of credit risk, refer to “Note 15 — Commitments and Contingencies” to our condensed consolidated financial statements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

As of September 27, 2026, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 27, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As discussed in “Note 7 — Acquisitions” to the accompanying condensed consolidated financial statements, the Company completed the acquisition of JJ White on July 20, 2026. Management plans to exclude JJ White from its assessment of internal control over financial reporting as of January 3, 2027 because it was acquired by the Company in a purchase business combination during fiscal year 2026. JJ White is a wholly-owned subsidiary whose total assets and total revenues represent approximately 3.7% and 3.0%, respectively, of the related consolidated financial statements amount as of and for the fiscal nine months ended September 27, 2026.

Except as described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

For a discussion regarding legal proceedings, please refer to “Note 15 — Commitments and Contingencies — Legal Proceedings” in the accompanying notes to our condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information regarding litigation, claims and other legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements
During the fiscal three months ended September 27, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
The Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders held on May 19, 2026, which was filed with the SEC on April 6, 2026, incorrectly stated the window during which a stockholder who wishes to submit a proposal or nominate a candidate to serve as a director for consideration at the 2027 Annual Meeting outside the processes of Rule 14a-8 under the Exchange Act must timely deliver a written notice to the Company. Referencing “Stockholder Proposals for the Next Annual Meeting—Other Stockholder Proposals for Presentation at Next Year’s Annual Meeting” in the definitive proxy statement, the corrected dates are set forth below:
In order for a stockholder proposal to be properly submitted for presentation at the Annual Meeting of Stockholders to be held in 2027, notice must be given to the Company no earlier than the close of business on January 19, 2027, and no later than the close of business on February 18, 2027

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-278834	4.1	April 19, 2024

3.2	Amended and Restated Bylaws of the Registrant	S-8	333-278834	4.2	April 19, 2024

10.1†*	Employment Agreement with Kelly Youngblood, dated August 12, 2026	8-K	001-42022	10.1	August 12, 2026

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

†Indicates management contract or compensatory plan.
*    Certain personally identifiable information contained in this Exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURI HOLDINGS, INC.

Date: November 5, 2026	By:	/s/ Kendra L. Chilton
Kendra L. Chilton
Chief Accounting Officer
(Principal Accounting Officer and duly authorized officer)